Form 10-Q
period 2016-03-31
Phoenix Apps Inc.
filed 2016-07-25
CIK 1660839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

333-209591
Commission File Number

Phoenix Apps Inc.
(Exact name of registrant as specified in its charter)

Nevada	61-1779183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125-720 King Street West Suite 2000 Toronto, Ontario, Canada	M5V 3S5
(Address of principal executive offices)	(Zip Code)
(239) 451-3016

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 15, 2016, Phoenix Apps Inc. had 30,300,000 shares of common stock issued and outstanding.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

Page
Unaudited Balance Sheets as of March 31, 2016 and December 31, 2015	F-1
Unaudited Statement of Operations for the three months ended March 31, 2016	F-2
Unaudited Statement of Cash Flows for the three months ended March 31, 2016	F-3
Notes to the Unaudited Financial Statements	F-4 to F-8

PHOENIX APPS INC.
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash and Cash equivalents	$100	$-
Accounts Receivable	2,192	1,480
Deferred offering costs	12,500	-
TOTAL CURRENT ASSETS	14,792	1,480

TOTAL ASSETS	$14,792	$1,480

LIABILITIES AND STOCK HOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$2,456	$-
Advances from related party	19,375	-
TOTAL CURRENT LIABILITIES	21,831	-

STOCKHOLDERS' EQUITY
Preferred stock: 10,000,000 authorized; $0.002 par value
no shares issued and outstanding	-	-
Common Stock: 190,000,000 authorized; $0.002 par value
30,300,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015	60,600	60,600
Additional Paid-in Capital	12,500	12,500
Accumulated Deficit	(80,139)	(71,620
TOTAL STOCKHOLDERS' EQUITY	(7,039)	1,480

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,792	1,480

The accompanying notes are an integral part of these financial statements.

PHOENIX APPS INC.
Statement of Operations
(Unaudited)

Three Months Ended
March 31, 2016

REVENUE	$2,530

OPERATING EXPENSES
Professional Fees	6,775
Software development	600
General and administrative expenses	3,674
Total Operating Expenses	11,049

INCOME (LOSS) FROM OPERATIONS	(8,519)

INCOME (LOSS) BEFORE TAXES	(8,519)
Provision for taxes	-
NET INCOME (LOSS)	$(8,519)

Basic and Diluted Loss per Common share	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	30,300,000

The accompanying notes are an integral part of these financial statements.

PHOENIX APPS INC.
Statements of Cash Flows
(Unaudited)

Three Months Ended
March 31, 2016
OPERATING ACTIVITIES
Net Income (Loss)	$(8,519)
Adjustment to reconcile net income (loss) to net cash from operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(712)
Accounts payable and accrued liabilities	2,456
NET CASH USED BY OPERATING ACTIVITIES	(6,775)

FINANCING ACTIVITIES
Deferring offering costs	(12,500)
Advances from related party	19,375
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,875

NET INCREASE IN CASH AND CASH EQUIVALENTS	100
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$100

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-
Income taxes	$-

The accompanying notes are an integral part of these financial statements.

PHOENIX APPS INC.
Notes to the Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Organization and nature of business

Phoenix Apps Inc. (the "Company" or we), was incorporated in the State of Nevada on November 18, 2015 and commenced operations on November 30, 2015.  The Company develops Android and Apple mobile applications. The Company's fiscal year end is December 31.

On November 30, 2015, we acquired a portfolio of mobile software applications for smartphones and tablets (“Apps”) pursuant to an Asset Purchase Agreement (the “Agreement”), by and between the Company and third parties.

Under the terms of the Agreement the parties agreed to sell certain assets, properties and contractual rights to the Company for $60,000 (the “Acquisition”).  The $60,000 was paid by a related party and subsequently the Company provided 30,000,000 shares of common stock to the related party for the $60,000 payment and for $12,500 payment for legal fees. Further under the terms of the Agreement, the Company will employee two managers for a minimum term of one year.  In addition, the individuals will be entitled to 10% of the Company’s annual profits as defined by the Agreement. The Company allocated the $60,000 purchase price to intangible assets as the assets purchased were without physical substance, and were paid by the related party.  The intangible asset value was recorded as the full purchase price, and subsequently impaired as at December 31, 2015.  Further under the terms of the Agreement the employees were issued a total of 300,000 shares of common stock valued at par, $0.002 per share.

Subsequent to March 31, 2016 the Company’s offering of 15,000,000 shares at $0.01 per share for total proceeds of $150,000 received a notice of effect from the Securities and Exchange commission and the Company has commenced raising capital to fully implement its business plan.  As at the date of this report the offering is not yet closed.

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.  For further information, refer to the financial statements and footnotes thereto included in the Company’s registration statement on Form S-1/A as filed with the Securities and Exchange Commission on May 13, 2016.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet had significant revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going, concern, the Company will need, among other things, additional capital resources.  Management's plan to obtain such resources for the Company include: sales of equity instruments; traditional financing, such as loans; and obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, profitability will ultimately depend upon the level of revenues received from business operations.  However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PHOENIX APPS INC.
Notes to the Financial Statements

 NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 605,"Revenue Recognition."

The Company recognizes revenue from services only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and,
iv)	Collection is reasonably assured.

Revenue related to multi-media downloads is fully recognized when the above criteria are met. Revenue related to online subscriptions is recognized ratably over the duration of the subscriptions.

Allowance for Doubtful Accounts

We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. We do not generally require collateral for our accounts receivable. Our allowance for doubtful accounts was $0 as of March 31, 2015 and December 31, 2015.

Stock based compensation

We account for stock based compensation in accordance with ASC 718 which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. For stock-based awards granted on or after January 1, 2006, stock-based compensation expense is recognized on a straight-line basis over the requisite service period. In prior years, we accounted for stock-based awards under APB No. 25, “Accounting for Stock Issued to Employees.” We account for non-employee share-based awards in accordance with ASC 505-50.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During the year ended December 31, 2015, the Company impaired the acquired intangible assets valued at $60,000.

PHOENIX APPS INC.
Notes to the Financial Statements

 NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per Share

In accordance with ASC Topic 280 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FASB ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level of input that is significant to the fair value measurement of the instrument.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance will change how companies account for certain aspects of share-based payments to employees. Under existing accounting guidance, tax benefits and certain tax deficiencies arising from the vesting of share-based payments are recorded in additional paid-in-capital. The new guidance will require such benefits or deficiencies to be recognized as income tax benefits or expenses in the statement of operations.  Companies are required to apply the new guidance prospectively. The new standard is effective for fiscal years beginning after December 15, 2016.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, the lease requires a finance lease to recognize both an interest expense and an amortization of the associated expense. Operating leases generally recognize the associated expense on a straight line basis. ASU 2016-02 requires the Company to adopt the standard using a modified retrospective approach and adoption beginning on January 1, 2019.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This new standard provides guidance on how entities measure certain equity investments and present changes in the fair value. This standard requires that entities measure certain equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. ASU 2016-01 is effective for fiscal years beginning after December 31, 2017.

The Company has chosen to qualify as an Emerging Growth Company (“EGC”) and use the deferral provisions under Securities Act Section 7(a)(2)(B) and therefore does not expect to adopt the guidance from new accounting policies issued with effective dates after April 2012 until such time as the earlier of when they become applicable to private enterprises or the Company no longer qualifies as an EGC.

PHOENIX APPS INC.
Notes to the Financial Statements

NOTE 3 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such a time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing.  There is no formal written commitment for continued support by shareholders or directors.

During the three months ended March 31, 2016, the Company received $19,375 as advances from the Company’s President.

In addition, the Company’s President controls 99% of the currently issued and outstanding shares of common stock.

NOTE 4 – STOCKHOLDER’S EQUITY

Preferred Stock

The Company has authorized 10,000,000 preferred shares with a par value of $0.002 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.  No shares of preferred stock have been issued.

Common Stock

The Company has authorized 190,000,000 common shares with a par value of $0.002 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

As of March 31, 2016 and December 31, 2015, the Company has 30,300,000 shares of common stock issued and outstanding.

NOTE 5 – INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

Operating loss carry-forwards generated during the period from November 18, 2015 (date of inception) through March 31, 2016 of approximately $80,139, will begin to expire in 2035.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $27,200 at March 31, 2016. For the three months ended March 31, 2016, the valuation allowance increased by approximately $2,900.

The Company has no tax positions at December 31, 2015, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties since inception.

The tax returns for the period from inception to December 31, 2015 are subject to examination by the Internal Revenue Service.

PHOENIX APPS INC.
Notes to the Financial Statements

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to the end of the period covered by this Report, the Company received proceeds in the total amount of $65,947 from investors under the Company’s current offering at $0.01 per share.  As at the date of this report the offering has not yet closed and the shares underlying the subscription agreements have not yet been issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this quarterly report, the terms "we", "us", "our", and "our company" means Phoenix Apps Inc., unless otherwise indicated.

We were originally organized as a corporation in the State of Nevada on November 18, 2015, and on November 30, 2015, we acquired a portfolio of mobile software applications for smartphones and tablets (“Apps”) pursuant to an Asset Purchase Agreement, entered into by and between the Company and the owners of the Apps, Corey Wadden and Saba Mirzaagha, both individuals residing in Ontario, Canada (“Asset Purchase Agreement”).  Pursuant to the Asset Purchase Agreement, we purchased the portfolio of Apps from Mr. Wadden and Mr. Mirzaagha for an aggregate purchase price of $60,000 and entered into an employment agreement with each of them.  Pursuant to the employment agreements, which are effective January 6, 2016, each of Mr. Wadden and Mr. Mirzaagha are required to devote at least ten (10) hours per week to the Company’s business during their term of employment, which is for a minimum of one (1) year.  After one (1) year, either party may terminate the agreement upon sixty (60) days notice to the other party.

Under each employment agreement, we agreed to provide to Mr. Wadden and Mr. Mirzaagha each: (a) five hundred dollars ($500.00) for the first three (3) months following the effective date of January 6, 2016; (b) one thousand dollars ($1,000.00) per month thereafter; (c) 150,000 restricted shares of the Company’s common stock effective November 30, 2015; and (d) an appointment to our Board of Directors.  In addition, after the effective date of January 6, 2016, as an incentive payment, each of Mr. Wadden and Mr. Mirzaagha will be paid ten percent (10%) of the Company’s profits (with “profits” defined as the Company’s total revenue minus total expenses) on an annual basis while they are employed by the Company, pro-rated for partial years.

Our portfolio of Apps includes 53 Apps, with 5 Apps in the games category, 14 Apps in the utilities category, 1 App in the news category, 27 Apps in the reference category, 5 Apps in the lifestyle category, and 1 App in the photo/video category.  We offer free Apps and paid Apps.  Consumers download our Apps through the Apple App Store or the Amazon App Store.  We currently generate revenue from sales of our paid Apps and minimal revenue from advertisements published on certain Apps.  A primary focus for us in 2016 is on developing new Apps and modifying existing Apps that we believe can generate increased revenue.

We believe that we have a unique strategy which we will utilize for our App development process. There are three essential steps which we will follow from inception to release.

Analyze - We study the market on a regular daily or weekly basis and study the top selling and popular new apps in order to discern what makes these apps popular and appealing.

Emulate – After studying the market, we screen top apps for ones that we feel we can improve on, cost effectively and efficiently. We take apps that have a proven demand in the marketplace, emulate the core concept and create what we believe to be a better product.

Development – The development is done both locally and overseas, depending on the complexity of the App, number of anticipated changes during development and price.

The markets for our Apps are characterized by rapid technological change, particularly in the technical capabilities of smartphones and tablets, and changing end-user preferences.  Therefore, we will be required to continuously invest capital to innovate and publish new Apps and modify existing Apps.  We cannot assure that we will have adequate capital to develop new Apps or modify existing Apps, or that we will be successful in creating new Apps.

Competition

We believe that the Apps have the following strengths and weaknesses, relative to the competition in the market:

Strengths and Opportunities

-	Unique and novel apps and reliable source codes. The market currently includes many apps which are copycat apps; our Apps however are original and novel in their category.

-	We believe that we can increase our revenue from the development of new apps and improving certain apps that already exist within our portfolio.

Weaknesses

-
Lack of marketing: Our most significant weakness is that we have never had sufficient capital to undertake any amount of marketing. If we are unable to generate proceeds from the sale of the shares offered under this offering, we will not have funds to be used in marketing to grow our business.

-
Android OS updates. So far the Apps have been updated to the latest available Android 6.0 Marshmallow version, but future updates could break some functionalities. With each Android update, some of our Apps’ functionalities become unusable and we must then update our Apps to cure such broken functionalities. Typically, users of Android devices download new operating systems a slow pace and therefore it is anticipated that it will take at least 2 years for the effects to be realized.

-
Workability. We cannot guarantee that we can make all of our Apps will work with all versions of Android devices.  Therefore, we must predict how our customer base will adopt new Android operating system versions and modify our Apps to work with the highest percentage of its customers’ devices.

Target Market

Phoenix Apps is focused on operating through the Apple App Store and the Amazon App Store.

Marketing Strategy

On the majority of the Apps we will develop, we intend to offer a free basic version to advertise for a paid premium version of the same App. We believe that free Apps will create the most opportunities for downloads of our Apps.

We will study analytics related to number of downloads of our Apps, daily rankings of our Apps in the Apple App Store and Amazon App Store, how often users use the Apps after purchasing, and sales of Apps. We will use the analytics to make changes to our Apps in an effort to increase sales of the Apps.

We also intend to utilize Facebook, Twitter, and YouTube in an effort to build a customer base for our Apps.

Results of Operations

For the Three Months Ended March 31, 2016:

For the three (3) month period ended March 31, 2016, we generated $2,530 in revenue and a net loss of $8,519. Our net loss was the result of operating expenses of $11,049, which consisted of $6,775 in professional fees, $3,674 in general and administrative expenses and $600 in software development. Since Phoenix Apps was incorporated in November 2015, we do not have results of operations for the same period from the prior fiscal year to compare to.

Capital Resources and Liquidity

Cash Flows

Operating Activities

For the three months ended March 31, 2016, net cash used in operating activities was $6,775.  The negative cash flow for the three months ended March 31, 2016 related to our net loss of $8,519, adjusted for a decrease of $712 in accounts receivable related to the timing of billing to our customers and sales of our services, an increase of $2,456 in accounts payable and accrued liabilities. Since Phoenix Apps was incorporated in November 2015, we do not have results from the same period from the prior year to compare to our cash flows from operating activities for the period ended March 31, 2016.

Financing Activities

For the three months ended March 31, 2016 net cash provided from financing activities was $6,875. The positive cash flow from financing activities for such period was comprised of $12,500 in deferred offering costs, offset by $19,375 in advances received from a related party. Since Phoenix Apps was incorporated in November 2015, we do not have results from the same period from the prior year to compare to our cash flows from financing activities for the period ended March 31, 2016.

Liquidity

To date, we have funded our operations primarily with capital provided by our largest shareholder and income from operations. We do not currently have commitments in regards to fixed costs and we have $19,375 in loans outstanding.

As of July 15, 2016, the Company had $55,919 in cash on hand, resulting from funds received from our ongoing public offering of shares of our common stock, pursuant to our Registration Statement on Form S-1 that became effective on May 13, 2016.  Since the Company is unable to reasonably project its future revenue, it must presume that it will not generate revenue to sustain its operations for the next twelve (12) months. However, we anticipate that the cash on hand will be sufficient to meet our operating expenses, which we expect not to be more than $40,000.  If our future operating expenses is not consistent with our historical operating expenses, or if we are not able to generate sufficient revenue, we will need to obtain additional debt or equity funding after the next twelve (12) month period but there can be no assurances that such funding will be available to us in sufficient amounts or on reasonable terms.

Off-balance sheet arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Reports to Security Holders

We will make available free of charge any of our filings as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission ("SEC").  We are not including the information contained in our website as part of, or incorporating it by reference into, this report on Form 10-Q.

The public may read and copy any materials we file with the Securities and Exchange Commission ("SEC").  at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20002. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at (http://www.sec.gov).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and we are not required to provide the information under this item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016.  Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A.  Risk Factors

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and we are not required to provide the information under this item.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

ITEM 5.  Other Information

Subsequent to the quarter ended March 31, 2016 and through June 30, 2016, the Company received proceeds in the amount of $66,884 as subscription proceeds from investors that subscribed for shares of the Company’s common stock under its public offering pursuant to the Company’s Registration Statement on Form S-1 that became effective on May 13, 2016. The shares are being sold at the price of $0.01 per share, up to 15 million shares.

ITEM 6.  Exhibits

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2	32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX APPS INC.

Date:	July 25, 2016	By:	/s/ Yi Xing Wang
		Name:	Yi Xing Wang
		Title:	President, Chief Executive Officer, Secretary and Chief Financial Officer