Form 10-Q
period 2016-06-30
Phoenix Apps Inc.
filed 2016-08-22
CIK 1660839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 15, 2016, Phoenix Apps Inc. had 30,300,000 shares of common stock issued and outstanding.
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

Page
Unaudited Balance Sheets as of June 30, 2016 and December 31, 2015	F-1
Unaudited Statement of Operations for the six months ended June 30, 2016	F-2
Unaudited Statement of Cash Flows for the six months ended June 30, 2016	F-3
Notes to the Unaudited Financial Statements	F-4 to F-9

PHOENIX APPS INC.
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash and Cash equivalents	$20,842	$-
Accounts Receivable	2,562	1,480
Prepaid expenses	3,294	-
Deferred offering costs	25,000	-
TOTAL CURRENT ASSETS	51,698	1,480

TOTAL ASSETS	$51,698	$1,480

LIABILITIES AND STOCK HOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$16,176	$-
Investor deposits	65,947	-
TOTAL CURRENT LIABILITIES	82,123	-

STOCKHOLDERS' EQUITY
Preferred stock: 10,000,000 authorized; $0.002 par value
no shares issued and outstanding	-	-
Common Stock: 190,000,000 authorized; $0.002 par value
30,300,000 shares issued and outstanding as of June 30 2016 and December 31, 2015	60,600	60,600
Additional Paid-in Capital	12,500	12,500
Accumulated Deficit	(103,525)	(71,620
TOTAL STOCKHOLDERS' EQUITY	(30,425)	1,480

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,698	1,480

The accompanying notes are an integral part of these financial statements.

PHOENIX APPS INC.
Statement of Operations
(Unaudited)

	Three Months ended June 30, 2016	Six Months ended June 30, 2016

REVENUE	$977	$3,507

OPERATING EXPENSES
Professional Fees	6,413	13,188
Software development	8,220	8,820
General and administrative expenses	9,730	13,404
Total Operating Expenses	24,363	35,412

INCOME (LOSS) FROM OPERATIONS	(23,386)	(31,905)

INCOME (LOSS) BEFORE TAXES	(23,386)	(31,905)
Provision for taxes	-	-
NET INCOME (LOSS)	$(23,386)	$(31,905)

Basic and Diluted Loss per Common share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	30,300,000	30,300,000

The accompanying notes are an integral part of these financial statements.

PHOENIX APPS INC.
Statements of Cash Flows
(Unaudited)

Six Months Ended
June 30, 2016
OPERATING ACTIVITIES
Net Income (Loss)	$(31,905)
Adjustment to reconcile net income (loss) to net cash from operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(1,082)
Prepaid expenses	(3,294)
Accounts payable and accrued liabilities	16,176
NET CASH USED BY OPERATING ACTIVITIES	(20,105)

FINANCING ACTIVITIES
Deferring offering costs	(25,000)
Investor deposits	65,947
Advances from related party	33,714
Proceeds from promissory notes – related party	7,923
Repayment to advances and promissory notes – related party	(41,637)
NET CASH PROVIDED BY FINANCING ACTIVITIES	40,947

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,842
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,842

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-
Income taxes	$-

The accompanying notes are an integral part of these financial statements.

PHOENIX APPS INC.
Notes to the Financial Statements
(Unaudited)

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

On May 13, 2016, the Company’s offering of 15,000,000 shares at $0.01 per share for total proceeds of $150,000 received a notice of effect from the Securities and Exchange commission and the Company has commenced raising capital to fully implement its business plan. As at the date of this report the offering is not yet closed.

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.  For further information, refer to the financial statements and footnotes thereto included in the Company’s registration statement on Form S-1/A as filed with the Securities and Exchange Commission on May 6, 2016.

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

PHOENIX APPS INC.
Notes to the Financial Statements
(Unaudited)

 NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Allowance for Doubtful Accounts

We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. We do not generally require collateral for our accounts receivable. Our allowance for doubtful accounts was $0 as of June 30, 2016 and December 31, 2015.

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

PHOENIX APPS INC.
Notes to the Financial Statements
(Unaudited)

 NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

PHOENIX APPS INC.
Notes to the Financial Statements
(Unaudited)

 NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

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
(Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such a time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing.  There is no formal written commitment for continued support by shareholders or directors.

During the six months ended June 30, 2016, the Company received $33,714 as advances from the Company’s President.

On April 30, 2016 the Company issued a one-year interest free promissory note to the Company’s president in the amount of $7,930.

During the period ended June 30, 2016, the Company paid in full in a total of $41,637 due to the shareholder in respect of the aforementioned advances and promissory note.

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

As of June 30, 2016 and December 31, 2015, the Company has 30,300,000 shares of common stock issued and outstanding.

Investor Deposits

During the six months ended June 30, 2016,the Company received proceeds in the total amount of $65,947 from investors under the Company’s current offering at $0.01 per share.  As at the date of this report the offering has not yet closed and the shares underlying the subscription agreements have not yet been issued. The Company expects to close the offering in the third quarter of this fiscal year.

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

Operating loss carry-forwards generated during the period from November 18, 2015 (date of inception) through June 30, 2016 of approximately $103,500, will begin to expire in 2035.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately

PHOENIX APPS INC.
Notes to the Financial Statements
(Unaudited)

NOTE 5 – INCOME TAXES (continued)

$35,200 as at June 30, 2016. For the six months ended June 30, 2016, the valuation allowance increased by approximately $10,850.

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

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to June 30, 2016 the Company has received further proceeds in the total amount of $68,807 from investors under the Company’s current offering at $0.01 per share.  As at the date of this report the offering has not yet closed and the shares underlying the subscription agreements have not yet been issued. The Company expects to close the offering in the third quarter of this fiscal year.

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

Results of Operations

For the three (3) month period ended June 30, 2016, we generated $977 in revenue and a net loss of $23,386. Our net loss was the result of operating expenses of $24,363, which consisted of $6,413 in professional fees, $9,730 in general and administrative expenses and $8,220 in software development. Since Phoenix Apps was incorporated in November 2015, we do not have results of operations for the same period from the prior fiscal year to compare to.

For the six (6) month period ended June 30, 2016, we generated $3,507 in revenue and a net loss of $31,905. Our net loss was the result of operating expenses of $35,412, which consisted of $13,188 in professional fees, $13,404 in general and administrative expenses and $8.820 in software development. Since Phoenix Apps was incorporated in November 2015, we do not have results of operations for the same period from the prior fiscal year to compare to.

Capital Resources and Liquidity

Cash Flows

Operating Activities

For the six months ended June 30, 2016, net cash used in operating activities was $20,105.  The negative cash flow for the six months ended June 30, 2016 related to our net loss of $31,905, adjusted for a decrease of $1,082 in accounts receivable related to the timing of billing to our customers and sales of our services, an increase in prepaid expense of $3,394, and an increase of $16,176 in accounts payable and accrued liabilities. Since Phoenix Apps was incorporated in November 2015, we do not have results from the same period from the prior year to compare to our cash flows from operating activities for the period ended June 30, 2016.

Financing Activities

For the six months ended June 30, 2016 net cash provided from financing activities was $40,947. The positive cash flow from financing activities for such period was comprised of $25,000 in deferred offering costs, $65,947 in investor deposits, $33,714 in advances received from a related party, $7,923 in proceeds from a promissory note issued to a related party, and $41,637 in repayments of advances and promissory notes to a related party.  Since Phoenix Apps was incorporated in November 2015, we do not have results from the same period from the prior year to compare to our cash flows from financing activities for the period ended June 30, 2016.

Liquidity

To date, we have funded our operations primarily with capital provided by our largest shareholder and income from operations. We do not currently have commitments in regards to fixed costs.

As of June 30, 2016 the Company had $20,842 in cash on hand, resulting from funds received from our ongoing public offering of shares of our common stock, pursuant to our Registration Statement on Form S-1 that became effective on May 13, 2016.  Further up to the date of this report, the Company received an additional $68,807 in proceeds from sales of shares under its current offering. Since the Company is unable to reasonably project its future revenue, it must presume that it will not generate revenue to sustain its operations for the next twelve (12) months. However, we anticipate that the cash on hand will be sufficient to meet our operating expenses, which we expect not to be more than 40,000 for the remainder of the current fiscal year ended December 31, 2016.  If our future operating expenses is not consistent with our historical operating expenses, or if we are not able to generate sufficient revenue, we will need to obtain additional debt or equity funding after the next twelve (12) month period but there can be no assurances that such funding will be available to us in sufficient amounts or on reasonable terms.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016.  Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

ITEM 5.  Other Information

Subsequent to the quarter ended June 30, 2016 and through August 19, 2016 the Company received proceeds in the amount of $68,807 as subscription proceeds from investors that subscribed for shares of the Company’s common stock under its public offering pursuant to the Company’s Registration Statement on Form S-1 that became effective on May 13, 2016. The shares are being sold at the price of $0.01 per share, up to 15 million shares.  The Company expects the offering to close in the third quarter of fiscal 2016.

ITEM 6.  Exhibits

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2	32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

3	101.CAL	XBRL Calculation Files

4	101.DEF	XBRL Definitions Files

5	101.INS	XBRL Instance Files

6	101.LAB	XBRL Label Files

7	101.PRE	XBRL Presentation Files

8	101.SCH	XBRL Schema Files

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX APPS INC.

Date:	August 22, 2016	By:	/s/ Yi Xing Wang
		Name:	Yi Xing Wang
		Title:	President, Chief Executive Officer, Secretary and Chief Financial Officer