Form 10-Q
period 2016-09-30
Phoenix Apps Inc.
filed 2016-11-18
CIK 1660839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 9, 2016, Phoenix Apps Inc. had 45,300,000 shares of common stock issued and outstanding.
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

Page
Unaudited Balance Sheets as of September 30, 2016 and December 31, 2015	F-1
Unaudited Statement of Operations for the nine months ended September 30, 2016	F-2
Unaudited Statement of Cash Flows for the nine months ended September 30, 2016	F-3
Notes to the Unaudited Financial Statements	F-4 to F-9

PHOENIX APPS INC.
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash and Cash equivalents	$27,607	$-
Accounts Receivable	209	1,480
Prepaid expenses	48,696	-
Deferred offering costs	25,000	-
TOTAL CURRENT ASSETS	101,512	1,480

TOTAL ASSETS	$101,512	$1,480

LIABILITIES AND STOCK HOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$19,808	$-
Investor deposits	150,000	-
TOTAL CURRENT LIABILITIES	169,808	-

STOCKHOLDERS' EQUITY
Preferred stock: 10,000,000 authorized; $0.002 par value
no shares issued and outstanding	-	-
Common Stock: 190,000,000 authorized; $0.002 par value
30,300,000 shares issued and outstanding as of September 30 2016 and December 31, 2015	60,600	60,600
Additional Paid-in Capital	12,500	12,500
Accumulated Deficit	(141,396)	(71,620
TOTAL STOCKHOLDERS' EQUITY	(68,296)	1,480

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$101,512	1,480

The accompanying notes are an integral part of these financial statements.

PHOENIX APPS INC.
Statement of Operations
(Unaudited)

	Three Months ended September 30, 2016	Nine Months ended September 30, 2016

REVENUE	$864	$4,371

OPERATING EXPENSES
Professional Fees	29,112	42,300
Software development	573	9,393
General and administrative expenses	9,050	22,454
Total Operating Expenses	38,735	74,147

INCOME (LOSS) FROM OPERATIONS	(37,871)	(69,776)

INCOME (LOSS) BEFORE TAXES	(37,871)	(69,776)
Provision for taxes	-	-
NET INCOME (LOSS)	$(37,871)	$(69,776)

Basic and Diluted Loss per Common share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	30,300,000	30,300,000

The accompanying notes are an integral part of these financial statements.

PHOENIX APPS INC.
Statements of Cash Flows
(Unaudited)

Nine Months Ended
September 30, 2016
OPERATING ACTIVITIES
Net Income (Loss)	$(69,776)
Adjustment to reconcile net income (loss) to net cash from operating activities:
Changes in operating assets and liabilities:
Accounts receivable	1,271
Prepaid expenses	(48,696)
Accounts payable and accrued liabilities	19,808
NET CASH USED BY OPERATING ACTIVITIES	(97,393)

FINANCING ACTIVITIES
Deferring offering costs	(25,000)
Investor deposits	150,000
Advances from related party	33,714
Proceeds from promissory notes – related party	7,923
Repayment to advances and promissory notes – related party	(41,637)
NET CASH PROVIDED BY FINANCING ACTIVITIES	125,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	27,607
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,607

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-
Income taxes	$-

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

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.  For further information, refer to the financial statements and footnotes thereto included in the Company’s registration statement on Form S-1/A as filed with the Securities and Exchange Commission on May 6, 2016.

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

Allowance for Doubtful Accounts

We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. We do not generally require collateral for our accounts receivable. Our allowance for doubtful accounts was $0 as of September 30, 2016 and December 31, 2015.

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

PHOENIX APPS INC.
Notes to the Financial Statements
(Unaudited)

 NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard will be effective for the Company beginning January 1, 2018, with early application permitted. The standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable.

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

During the nine months ended September 30, 2016, the Company received $33,714 as advances from the Company’s President.

On April 30, 2016 the Company issued a one-year interest free promissory note to the Company’s president in the amount of $7,930.

During the period ended September 30, 2016, the Company paid in full in a total of $41,637 due to the shareholder in respect of the aforementioned advances and promissory note.

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

As of September 30, 2016 and December 31, 2015, the Company has 30,300,000 shares of common stock issued and outstanding.

Investor Deposits

During the nine months ended September 30, 2016, the Company received proceeds in the total amount of $150,000 from investors under the Company’s current offering at $0.01 per share.  As at the date of this report the offering has not yet closed and the shares underlying the subscription agreements have not yet been issued. The Company expects to close the offering in the third quarter of this fiscal year.

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

PHOENIX APPS INC.
Notes to the Financial Statements
(Unaudited)

NOTE 5 – INCOME TAXES (continued)

Operating loss carry-forwards generated during the period from November 18, 2015 (date of inception) through September 30, 2016 of approximately $141,000, will begin to expire in 2035.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $47,940 as at September 30, 2016. For the nine months ended September 30, 2016, the valuation allowance increased by approximately $23,700.

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

Results of Operations

For the three (3) month period ended September 30, 2016, we generated $864 in revenue and a net loss of $37,871. Our net loss was the result of operating expenses of $38,735, which consisted of $29,112 in professional fees, $9,050 in general and administrative expenses and $573 in software development. Since Phoenix Apps was incorporated in November 2015, we do not have results of operations for the same period from the prior fiscal year to compare to.

For the nine (9) month period ended September 30, 2016, we generated $4,371 in revenue and a net loss of $69,776. Our net loss was the result of operating expenses of $74,147, which consisted of $42,300 in professional fees, $22,454 in general and administrative expenses and $9,393 in software development. Since Phoenix Apps was incorporated in November 2015, we do not have results of operations for the same period from the prior fiscal year to compare to.

Capital Resources and Liquidity

Cash Flows

Operating Activities

For the nine (9) months ended September 30, 2016, net cash used in operating activities was $97,393.  The negative cash flow for the nine (9) months ended September 30, 2016 related to our net loss of $69,776, adjusted for a decrease of $1,271 in accounts receivable related to the timing of billing to our customers and sales of our services, an increase in prepaid expense of $48,696, and an increase of $19,808 in accounts payable and accrued liabilities. Since Phoenix Apps was incorporated in November 2015, we do not have results from the same period from the prior year to compare to our cash flows from operating activities for the period ended September 30, 2016.

Financing Activities

For the nine (9) months ended September 30, 2016 net cash provided from financing activities was $125,000. The positive cash flow from financing activities for such period was comprised of $25,000 in deferred offering costs, $150,000 in investor deposits, $33,714 in advances received from a related party, $7,923 in proceeds from a promissory note issued to a related party, and $41,637 in repayments of advances and promissory notes to a related party.  Since Phoenix Apps was incorporated in November 2015, we do not have results from the same period from the prior year to compare to our cash flows from financing activities for the period ended September 30, 2016.

Liquidity

To date, we have funded our operations primarily with capital provided by our largest shareholder, income from operations, and proceeds from our offering of common stock. We do not currently have commitments in regards to fixed costs.

As of September 30, 2016 the Company had $27,607 in cash on hand, resulting primarily from funds received from our public offering of shares of our common stock which closed September 13, 2016.  Since the Company is unable to reasonably project its future revenue, it must presume that it will not generate revenue to sustain its operations for the next twelve (12) months. However, we anticipate that the cash on hand will be sufficient to meet our operating expenses, which we expect not to be more than $25,000 for the remainder of the current fiscal year ending December 31, 2016.  If our future operating expenses are not consistent with our historical operating expenses, or if we are not able to generate sufficient revenue, we will need to obtain additional debt or equity funding after the next twelve (12) month period but there can be no assurances that such funding will be available to us in sufficient amounts or on reasonable terms.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016.  Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

 Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

On September 13, 2016, we closed our offering of 15,000,000 shares of our common stock at $0.01 per share for gross proceeds of $150,000 pursuant to our registration statement declared effective by the Securities and Exchange Commission.

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

PHOENIX APPS INC.

Date:	November 17, 2016	By:	/s/ Yi Xing Wang
		Name:	Yi Xing Wang
		Title:	President, Chief Executive Officer, Secretary and Chief Financial Officer