Form 10-Q/A
period 2016-09-30
Phoenix Apps Inc.
filed 2016-11-30
CIK 1660839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A to correct certain disclosures included in the financial statements which form a part of our Form 10-Q filing for the nine months ended September 30, 2016 (the “Original Form 10-Q”) as filed with the Securities and Exchange Commission on November 17, 2016 (the “Filing Date”).   The Company has revised Note 1 and Note 4 to the financial statements included herein to correctly reflect that the Company's offering of 15 million shares under a Form S-1 Registration Statement was fully subscribed and closed on September 13, 2016, and state the date of issuance of such shares.

    Other than as set out above, this Amendment speaks as of the filing date of the Original Form 10-Q (the "Filing date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the original Form 10-Q as filed on November 17, 2016.

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

On May 13, 2016, the Company’s offering of 15,000,000 shares at $0.01 per share for total proceeds of $150,000 received a notice of effect from the Securities and Exchange commission. The Company closed the fully subscribed offering on September 13, 2016 and issued the shares on October 19, 2016.

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

Investor Deposits

During the nine months ended September 30, 2016, the Company received proceeds in the total amount of $150,000 from investors under the Company’s current offering at $0.01 per share.  The Company closed the fully subscribed offering on September 13, 2016 and issued the underlying shares on October 19, 2016.

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

ITEM 6.  Exhibits

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2	32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

3	101.CAL	XBRL Calculation Files

4	101.INS	XBRL Instance Files

5	101.LAB	XBRL Label Files

6	101.PRE	XBRL Presentation Files

7	101.SCH	XBRL Schema Files

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX APPS INC.

Date:	November 29, 2016	By:	/s/ Yi Xing Wang
		Name:	Yi Xing Wang
		Title:	President, Chief Executive Officer, Secretary and Chief Financial Officer