Form 10-K
period 2016-12-31
Phoenix Apps Inc.
filed 2017-04-17
CIK 1660839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDING DECEMBER 31, 2016

COMMISSION FILE NUMBER: 333-209591

PHOENIX APPS INC.
(Exact name of registrant as specified in its charter)

Nevada	61-1779183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125-720 King Street West

Suite 2000

Toronto, Ontario Canada M5V 3S5

 (Address of principal executive offices, including zip code)

(239) 451-3016

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock: $0.00 par value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data Filed required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part iii of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The company has not been approved for trading. Therefore, no market value can be calculated. A total of 15 million shares are held by non-affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: We had 45,300,000 shares of common stock outstanding as of March 27, 2017.

		Page
	A Warning About Forward-Looking Statements	3

PART I

Item 1.	Business	4
Item 1A.	Risk Factors	5
Item 1B.	Unresolved Staff Comments	14
Item 2.	Properties	14
Item 3.	Legal Proceedings	14
Item 4.	Mine Safety Disclosures	14

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Shares	15
Item 6.	Selected Financial Data	16
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	16
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	17
Item 8.	Financial Statements and Supplementary Data	17
	(The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page F-1.)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	17
Item 9A.	Controls and Procedures	17
Item 9B.	Other Information	18

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	19
Item 11.	Executive Compensation	20
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	21
Item 13.	Certain Relationships and Related Transactions, and Director Independence	22
Item 14.	Principal Accountant Fees and Services	23

PART IV

Item 15.	Exhibits, Financial Statements, Schedules	24
	Index to Financial Statements	24
	Index to Exhibits	26

 A WARNING ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 1A.— Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," " Phoenix Apps” "we," "our," and "us" refer to PHOENIX APPS INC.

Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by PHOENIX APPS INC. with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by PHOENIX APPS INC. with the SEC may also be obtained from PHOENIX APPS INC. by directing a request to PHOENIX APPS INC. Attention: Yi Xing Wang, PHOENIX APPS INC., 125 – 720 King Street West, Suite 2000, Toronto, Ontario, Canada M5V 3S5.

PART I

Item 1. Business

Overview

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

On May 13, 2016, the Company’s offering of 15,000,000 shares at $0.01 per share for total proceeds of $150,000 received a notice of effect from the Securities and Exchange Commission. The Company closed the fully subscribed offering on September 13, 2016 and issued the shares on October 19, 2016. The Company’s shares have not yet been traded on the OTC Marketplace.

Item 1A. Risk Factors

RISK FACTORS RELATING TO PHOENIX APPS INC. AND ITS BUSINESS

LOSSES FROM CONTINUING OPERATIONS MAY OCCUR AND, AS A RESULT, THE PRICE OF OUR COMMON STOCK MAY BE NEGATIVELY AFFECTED. IF WE ARE NOT ABLE TO GROW OUR BUSINESS, THE RESULTS OF OUR OPERATIONS AND OUR FINANCIAL CONDITION MAY BE ADVERSELY IMPACTED.

Our auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing.

The audited financial statements for the year (twelve months) ended December 31, 2015 and December 31, 2016 were prepared under the assumption that we would continue our operations as a going concern which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our independent registered public accounting firm has included “going concern” notes it its reports on the foregoing financial statements that the Company has not had significant revenues and requires additional capital, and that the Company has not established an ongoing source of revenues sufficient to cover its operating cost and requires additional capital to commence its operating plan. Uncertainty regarding our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding in the near future and thereafter, and there are no assurances that such funding will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Without additional funds from sales of equity instruments; traditional financing, such as loans; obtaining capital from management and significant stockholders; and sales of Apps, we will exhaust our resources and will be unable to commence our operating plan. If we cannot obtain adequate capital our stockholders would likely lose most or all of their investment in us.

If we are unable to maintain a good relationship with Apple and Amazon, our business will suffer.

The Apple App Store and the Amazon App Store are our primary distribution, marketing, promotion and payment platform for our Apps. We expect to generate substantially all of our revenue through those platforms for the foreseeable future. Any deterioration in our relationship with Apple or Amazon would harm our business and adversely affect the value of our stock.

We are subject to Apple’s and Amazon’s standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on their platform.

Our business would be harmed if:

•	Apple or Amazon discontinues or limits access to its platform by us and other app developers;
•	Apple or Amazon removes one of our revenue-producing Apps from their store;
•	Apple or Amazon modifies its terms of service or other policies, including fees charged to, or other restrictions on, us or other application developers, or change how the personal information of its users is made available to application developers on the their platform or shared by users from Apple's and Amazon’s strong brand recognition and large user base.

If Apple or Amazon lose their market position or otherwise fall out of favor with Internet users, we would need to identify alternative channels for marketing, promoting and distributing our Apps, which would consume substantial resources and may not be effective. In addition, Apple and Amazon have broad discretion to change their terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us.

We operate in a new and rapidly changing industry, which makes it difficult to evaluate our business and prospects.

Mobile apps, from which we expect to derive all of our revenue, is a new and rapidly evolving industry. The growth of the mobile app industry and the level of demand and market acceptance of our Apps are subject to a high degree of uncertainty. Our future operating results will depend on numerous factors affecting the mobile app industry, many of which are beyond our control, including:

•	changes in consumer demographics and public tastes and preferences;
•	the availability and popularity of other forms of entertainment;
•	the worldwide growth of personal computer, broadband internet and mobile device users, and the rate of any such growth; and
•	general economic conditions, particularly economic conditions adversely affecting discretionary consumer spending.

Our ability to plan for app development, distribution and promotional activities will be significantly affected by our ability to anticipate and adapt to relatively rapid changes in the tastes and preferences of our current and potential users. New and different types of entertainment may increase in popularity at the expense of mobile apps. A decline in the popularity of apps in general, or our Apps in particular, would harm our business and prospects.

We have a new business model and a short operating history, which makes it difficult to evaluate our prospects and future financial results and may increase the risk that we will not be successful.

Corey Wadden and Saba Mirzaagha from whom we purchased the Apps didn’t begin operations in in the mobile apps business until November 2012, and we have a short operating history and a new business model, which makes it difficult to effectively assess our future prospects.

Our growth depends on our ability to consistently launch new apps that achieve significant popularity. Each of our Apps requires significant engineering, marketing and other resources to develop, launch and sustain via regular upgrades. Our ability to successfully launch, sustain and expand apps and attract and retain a user-base largely will depend on our ability to:

•	anticipate and effectively respond to changing app interests and preferences;
•	anticipate or respond to changes in the competitive landscape;
•	anticipate or respond to changes in the competitive landscape;
•	effectively market new apps and enhancements to our existing users and new users;
•	minimize launch delays and cost overruns on new apps; and
•	minimize downtime and other technical difficulties.

If our Apps do not maintain their popularity, our results of operations could be harmed.

In addition to creating new apps that are attractive to a significant number of users, we must extend the life of our existing Apps, in particular our most successful Apps. For an App to remain popular, we must constantly enhance, expand or upgrade it with new features users find useful. Such constant enhancement requires the investment of significant resources, particularly with older Apps, and such costs on average have increased. We may not be able to successfully enhance, expand or upgrade our current Apps.

Our Apps target a specific market, and may be negatively impacted by updates to the Android platform and unfavorable reviews, which could harm our business and results of operations.

Because our Apps are very specific on what they can do there is potential for them to be serving too narrow of a market. Another risk posed to our Apps are updates to the Android platform, which could render some of our Apps or their features obsolete. In addition, negative reviews or ratings by app users could lower the number of downloads of our Apps. Each of the foregoing could harm our business and results of operations.

Any failure or significant interruption in our network could impact our operations and harm our business.

Our technology infrastructure is critical to the performance of our Apps and to user satisfaction. Our Apps run on a complex distributed system, or what is commonly known as cloud computing. This system is operated by third parties that we do not control and which would require significant time to replace. We expect this dependence on third parties to continue.

Security breaches, computer viruses and computer hacking attacks could harm our business and results of operations.

Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry, and may occur on our systems in the future. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition and operating results.

We face significant competition, there are low barriers to entry in the search engine optimization industry, and competition is intense.

The search engine optimization industry is highly competitive, and we expect more competitors to emerge. We face competition from a number of competitors who offer search engine optimization software. Some of these current, emerging and potential competitors have significant resources for developing or acquiring additional software solutions, and have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact the search engine optimization. Increased competition could result in loss of existing customers or reduce our ability to acquire new customers, both of which could harm our business.

There are low barriers to entry in the app industry, and competition is intense.

The app industry is highly competitive, with low barriers to entry and we expect more companies to enter the sector and a wider range of apps to be introduced. In addition, we have limited experience in developing apps for mobile and other platforms and our ability to succeed on those platforms is uncertain. As we continue to devote resources to developing apps for those platforms, we will face significant competition from established companies and new-comers. Some of these current, emerging and potential competitors have significant resources for developing apps, and have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact the market for mobile apps. Increased competition could result in loss of existing users or reduce our ability to acquire new users, both of which could harm our business.

We may in the future be, subject to intellectual property disputes, which are costly to defend and could require us to pay significant damages and could limit our ability to use certain technologies in the future.

We may face allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including from our competitors, non-practicing entities and former employers of our personnel. Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict. As the result of any court judgment or settlement we may be obligated to cancel the launch of a new App, stop offering an App or certain features of an App, pay royalties or significant settlement costs, purchase licenses or modify our Apps and features while we develop substitutes.

Failure to protect or enforce our intellectual property rights or the costs involved in such enforcement could harm our business and operating results.

We regard the protection of our trade secrets, copyrights, and other intellectual property rights as critical to our success and we rely on trade secret protection and copyright law to protect our proprietary rights. However, trade secret protection and copyright law may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others. Further, in some instances we may be required to obtain licenses to intellectual property in lieu of ownership. Such licenses may be limited in scope and require us to renegotiate on a frequent basis for additional use rights. Moreover, to the extent we only have a license to any intellectual property used in our software, there may be no guarantee of continued access to such intellectual property, including on commercially reasonable terms.

We could be required to cease certain activities and/or incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.

Some of our competitors may own technology patents, copyrights, trademarks, trade secrets and website content, which they may use to assert claims against us. In recent years, there has been significant litigation involving patents and other intellectual property rights. Companies in the Internet and technology industries are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights. As we face increasing competition and as litigation becomes a more common way to resolve disputes, we face a higher risk of being the subject of intellectual property infringement claims. We cannot assure you that we will not become subject to claims that we have misappropriated or misused other parties’ intellectual property rights. If we are sued by a third party that claims that our technology infringes its rights, the litigation (with or without merit) could be expensive and could divert our management resources.

The results of any intellectual property litigation to which we might become a party may require us to do one or more of the following:

•	cease making, selling, offering for sale or using technologies that incorporate the challenged intellectual property;

•	make substantial payments for legal fees, settlement payments or other costs or damages;

•	obtain a license, which may not be available on reasonable terms, to sell or use the relevant technology; or

•	redesign technology to avoid infringement.

If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us, such payments or costs could have a material adverse effect upon our business and financial results.

Programming errors or flaws in our Apps could harm our reputation or decrease market acceptance of our Apps, which would harm our operating results.

Our Apps may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after their launch, particularly as we launch new Apps and rapidly release new features to existing Apps under tight time constraints. Further, if we utilize application developers in India and/or China, we believe there is an increased likelihood that our Apps may contain errors, bugs, flaws or corrupted data. We believe that if our users have a negative experience with our Apps, they may be less inclined to continue or resume using them or recommend our Apps to other potential users. Undetected programming errors, App defects and data corruption can disrupt our operations, adversely affect the experience of our users.

Our business is subject to a variety of other U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the United States and abroad, including laws regarding consumer protection, intellectual property, export and national security, that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users.

If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our Apps, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.

If we fail to keep up with technological developments and evolving user expectations, we may fail to maintain or attract customers or generate revenues, and our business and operating results may be materially and adversely affected.

We operate in a market characterized by rapidly changing technologies, evolving industry standards, new product and service announcements, new generations of product enhancements and changing user expectations. Accordingly, our performance and the ability to further monetize our Apps will depend on our ability to adapt to these rapidly changing technologies and industry standards, and our ability to continually innovate in response to both evolving demands of the marketplace and competitive products. There may be occasions when we may not be as responsive as our competitors in adapting our existing software to changing industry standards and the needs of our users.

We intend to devote resources aimed at developing new software applications and enhancing our existing software. We may not be able to effectively integrate new software applications or enhance our existing software on a timely basis or at all, which may decrease user satisfaction with our services. Such new software applications or enhancements to our existing software, even if developed or integrated, may not function as expected or may be unable to attract and retain a substantial number of users to use our products. Our failure to keep pace with rapid technological changes and evolving user expectations may cause us to fail to retain or attract users or generate revenues, and could have a material and adverse effect on our business and operating results.

A relatively small percentage of our Apps account for a large portion of our revenue, and if we are unable to continue to retain users of such Apps or create new profitable Apps, our revenue could be harmed.

A relatively small portion of our Apps account for a large portion of our revenue. For example historically, approximately thirty percent (30%) of our Apps accounted for approximately eighty percent (80%) of our revenue. If we cannot obtain additional users to purchase our Apps, our business would be harmed.

We may not attain profitability in the future.

We expect to make significant investments in growing our business and significantly increase our use of independent contractors, which could further reduce our ability to attain profitability. In addition, as a public company, we will incur significant accounting, legal and other expenses that we did not incur as a private company. As a result of these increased expenditures, our ability to become profitable in the future could become more difficult. In future periods, our revenue could decline or grow more slowly than we expect. We also may incur significant losses in the future for a number of reasons, including due to the other risks described in this prospectus, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors. Accordingly, we may not be able to attain profitability, and we may continue to incur losses in the future.

The past profits and sales related to the Apps may not be indicative of future expected sales.

Due to the nature of App sales, there is no guarantee that past revenues correlate with future expected sales. There is a possibility that the Apps currently owned by the Company will not be able to generate any significant future sales. If the Company is unable to develop additional mobile software applications for smartphones and tablets that generate revenue, the Company may not be able to generate any revenue.

We may experience fluctuations in our quarterly operating results due to a number of factors, which make our future results difficult to predict.

Our revenue and other operating results could vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control. In addition, we may not be able to accurately predict our future revenue or results of operations. We base our current and future expense levels on our internal operating plans and forecasts, and some of our operating costs are to a large extent fixed in the near term. As a result, we may not be able to reduce our costs quickly enough to compensate for an unexpected shortfall in revenue, and even a small shortfall in revenue could adversely affect financial results for that quarter.

Becoming a public company will increase our compliance costs significantly and require the expansion and enhancement of a variety of financial and management control systems and infrastructure and the hiring of significant additional qualified personnel.

Prior to our registered offering of equity securities, we have not been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), or the other rules and regulations of the Securities and Exchange Commission (SEC), or any securities exchange relating to public companies. We are working with our legal, independent accountants and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include financial planning and analysis, tax, corporate governance, accounting policies and procedures, internal controls, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We expect that we will make significant changes in these and other areas in the near future. However, the expenses that will be required in order to adequately prepare for being a public company will be material. Compliance with the various reporting and other requirements applicable to public companies will also require considerable time and attention of management and will also require us to successfully hire and integrate a significant number of additional qualified personnel into our existing finance, legal, human resources and operations departments.

Our two (2) employees are only part-time and the loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

We currently depend on the continued services and performance of our two (2) employees, Corey Wadden and Saba Mirzaagha. Although we have entered into employment agreements with both of Messrs. Wadden and Mirzaagha, these employees are required to devote only ten (10) hours of working time and attention to our business. The initial employment period for Messrs. Wadden and Mirzaagha is one (1) year and thereafter either party may terminate the employment agreement upon sixty (60) days notice. The loss of either of Messrs. Wadden or Mirzaagha could disrupt our current Apps, delay new app development, and decrease user retention, which would have an adverse effect on our business. In addition, since our two (2) employees are only required to devote ten (10) hours per week to our affairs, it may have a negative impact on our business and planned operations. Further, we cannot prevent either of Messrs. Wadden or Mirzaagha from terminating their employment with us at any time.

In addition, Messrs. Wadden and Mirzaagha currently provide their services to others in the business of developing, marketing and selling mobile applications. There can be no assurance that concepts for mobile applications developed by either of them will be presented to the Company for consideration.

As we grow, we cannot guarantee we will be able to attract the personnel we need to maintain our competitive position. If we do not succeed in attracting, hiring and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.

We are obligated to pay 10% of our profits to each of Mr. Wadden and Mr. Mirzaagha as long as they are employed by the Company and this may negatively impact our business and results of operations.

In connection with the employment agreements the Company entered into with each of Messrs. Wadden and Mirzaagha, the Company agreed to pay each of them ten percent (10%) (20% in the aggregate) of the Company’s profits (with “profits” defined as the Company’s total revenue minus total expenses) on an annual basis while they are employed by the Company, pro-rated for partial years. The obligation to make such payments to Messrs. Wadden and Mirzaagha only lasts as long as each of them are employed by the Company and may have a negative impact on our business and results of operations.

We are dependent on a single web hosting service provider and any failure or significant interruption in our network could impact our operations and harm our business.

We use a single web hosting service provider. We do not control the operation of their facilities. Our web hosting service provider has no obligation to renew its agreement with us on commercially reasonable terms, or at all. If we are unable to renew this agreement on commercially reasonable terms, or if our web hosting service provider or its facilities are acquired, we may be required to transfer to another web hosting service provider, and we may incur significant costs and possible lengthy service interruptions in connection with doing so.

Problems faced by our third-party web hosting service provider, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our users. Our third-party web hosting service provider could decide to close its facility without adequate notice. Any financial difficulties, such as bankruptcy, faced by our third-party web hosting service provider or any of the service providers with which we or it contract may have negative effects on our business, the nature and extent of which are difficult to predict. Any changes in third-party service levels at our web hosting service provider or any errors, defects, disruptions, or other performance problems with our Apps could adversely affect our reputation and adversely affect the user experience. If our Apps are unavailable when users attempt to access them users may stop using our Apps. Interruptions in our Apps might reduce our revenue, subject us to potential liability, or adversely affect our user retention rates.

To the extent that our disaster recovery systems are not adequate, or we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate increasing traffic, our business and operating results may suffer. We do not currently have any insurance, and any insurance we may obtain in the future may be insufficient to compensate us for any losses.

We will need to continue to expand and enhance our network infrastructure to accommodate the growth of our business.

We rely on our internal network infrastructure to manage our operations and to provide us with the data we need to analyze the performance of our business and to report our operational and financial performance accurately. We plan to invest in expanding and enhancing our network systems which could involve additional purchases of computer hardware and software as well as the hiring of additional operations personnel. We may not be able to successfully install and implement any new computer hardware and software needed to enhance our operational systems and we may not be able to attract a sufficient number of additional qualified operations personnel. If we are unable to successfully expand and enhance our network infrastructure and operational systems, or experience difficulties in implementing such systems, our business could be harmed.

Catastrophic events may disrupt our business.

Our systems and operations are vulnerable to damage or interruption from fires, floods, power losses, telecommunications failures, cyber attacks, terrorist attacks, acts of war, human errors, break-ins and similar events. Additionally, we rely on our network, data centers and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing and operational support activities. In the event of a catastrophic event, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our software development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our future operating results.

Security breaches could harm our business.

Security breaches have become more prevalent in the technology industry. We believe that we take reasonable steps to protect the security, integrity and confidentiality of the information we collect, use, store and disclose, but there is no guarantee that inadvertent (e.g., software bugs or other technical malfunctions, employee error or malfeasance, or other factors) or unauthorized data access or use will not occur despite our efforts. Although we have not experienced any material security breaches to date, we have in the past experienced and we may in the future experience attempts to disable our systems or to breach the security of our systems. Techniques used to obtain unauthorized access to personal information, confidential information and/or the systems on which such information are stored and/or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures.

If an actual or perceived security breach occurs, the market perception of our security measures could be harmed and we could lose sales and users and/or suffer other negative consequences to our business. A security breach could adversely affect the user experience and cause the loss or corruption of data, which could harm our business, financial condition and operating results. Any failure to maintain the security of our infrastructure could result in loss of personal information and/or other confidential information, damage to our reputation and user relationships, early termination of our contracts and other business losses, indemnification of our users, financial penalties, litigation, regulatory investigations and other significant liabilities. In the event of a major third-party security incident, we may incur losses in excess of their insurance coverage. Further, we do not have insurance currently, and certain incidents that we can experience may not be covered by any insurance that we may carry in the future.

If we fail to maintain our brand or further develop widespread brand awareness cost-effectively, our business may suffer.

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our Apps and attracting new users. Brand promotion activities may not generate consumer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. In addition, our brand can be harmed if we experience adverse publicity for our Apps for any reason, including due to “bugs,” outages, security breaches or violations of laws. If we fail to successfully promote and maintain our brand, or incur substantial expenses, we may fail to attract or retain user necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad user adoption of our Apps.

Because the Company’s sole executive officer and its directors and assets are located outside the United States, in China and Canada, investors may experience difficulties in attempting to effect service of process and to enforce judgments based upon U.S. federal securities laws against the company and its sole officer and its directors.

While we are organized under the laws of State of Nevada, our sole executive officer and our directors are non-U.S. residents and our operations and assets are located outside the United States (specifically in Canada). Consequently, it may be difficult for investors to effect service of process on our sole officer and our directors in the United States and to enforce in the United States judgments obtained in United States courts against any of them based on the civil liability provisions of the United States securities laws, enforce United States judgments in a Chinese or Canadian court based on the civil liability provisions of the United States securities laws or bring an original action against them in a Chinese or Canadian court to enforce liabilities based upon the United States federal securities laws. Since all our assets will be located outside U.S. it may be difficult or impossible for U.S. investors to collect a judgment against us.

We may need to raise additional funds in the future to achieve our current business strategy and our inability to obtain funding will cause our business to fail.

We may need to raise additional funds through public or private debt or equity sales in order to fund our future operations and fulfill our business plan in the future. These financings may not be available when needed. Even if these financings are available, they may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing could have an adverse effect on our ability to implement our current business plan and develop our properties and products, and as a result, could require us to diminish or suspend our operations and possibly cease our existence.

RISKS RELATED TO THIS OFFERING AND OUR COMMON STOCK

An active trading market for our common stock may not develop, and you may not be able to resell your shares of our common stock at or above the initial public offering price.

There is no public market for shares of our common stock. The initial public offering price of our common stock was arbitrarily determined by our Chief Executive Officer. This initial public offering price may not be indicative of the market price of our common stock after this offering. In the absence of an active trading market for our common stock, investors may not be able to sell their common stock at or above the initial public offering price or at the time that they would like to sell.

Even if an active trading market were to develop for our common stock, fluctuations in our financial results may cause our stock price to fall.

Forecasting our future revenue is difficult. We are devoting most of our financial resources to the further development of our existing Apps and the development of new Apps, and to expand the number of users of our Apps. There can be no assurance we will successfully maintain our current user base or be able to grow our user base. The level of market acceptance of our Apps may change rapidly. We may in the future incur losses and experience negative cash flow, either or both of which may be significant and may cause our quarterly revenue and operating results to fluctuate significantly.

We cannot assure you that we will declare dividends or have the available cash to make dividend payments, and as a result you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

Although we do not currently intend to pay dividends, to the extent we decide in the future to pay dividends on our common stock, we will pay such dividends at such times and in such amounts as the board of directors determines appropriate and in accordance with applicable law. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our board of directors may deem relevant. There can be no assurance that we will pay dividends going forward or as to the amount of such dividends. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

Anti-takeover provisions under Nevada law could discourage, delay or prevent a change in control of the Company and may affect the trading price of our common stock.

We are a Nevada corporation and the anti-takeover provisions of the Nevada Revised Statutes may discourage, delay or prevent a third party from acquiring our Company, even if doing so may be beneficial to our stockholders. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our common stock.

Our common stock is and will be subordinate to all of our existing and future indebtedness.

Shares of our common stock are common equity interests in us and, as such, will rank junior to all of our existing and future indebtedness and other liabilities. Additionally, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors.

Because we may be subject to the “penny stock” rules, you may have difficulty in selling our common stock.

Our common stock may be subject to regulations of the SEC relating to the market for penny stocks. Penny stock, as defined by the Penny Stock Reform Act, is any equity security not traded on a national securities exchange that has a market price of less than $5.00 per share. The penny stock regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. The broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures, including the actual sale or purchase price and actual bid offer quotations, as well as the compensation to be received by the broker-dealer and certain associated persons. The regulations applicable to penny stocks may severely affect the market liquidity for your common stock and could limit your ability to sell your securities in the secondary market.

The Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA has adopted rules that require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own or lease any real property. Our business is currently run out of a home office in Saba Mirzaagha’s residence.

Item 3. Legal Proceedings

In the ordinary course of business, the Company may become involved in legal proceedings from time to time. The Company is not currently party to any legal proceedings, nor is it aware of any material pending legal proceedings.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is currently no public market for our common shares. Even if a public market for our shares develops on the OTC Markets, trading in stocks quoted on OTC Markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.

OTC Markets securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Markets securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Markets issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Number of Holders

As of March 27, 2017, the Company had a total of 45,300,000 shares issued and outstanding, which were held by a total of 42 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended December 31, 2016. We have not paid any cash dividends since inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On November 18, 2015, we authorized the issuance of 30,000,000 common shares at par value of $.002 to Mr. Yi Xing Wang our Chief Executive Officer and President, and member of our Board of Directors, in compensation for the capital contribution of $72,500 used for completing the Asset Purchase Agreement for $60,000 and also for settlement of legal fees of $12,500.

In connection with their employment agreements, we issued 150,000 restricted shares of the Company’s common stock effective November 30, 2015 to each of Mr. Wadden and Mr. Mirzaagha.

The Company issued securities to three (3) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended (the “Act”), as the conditions of Regulation S were met, including but not limited to the following conditions:

•	Each of the parties receiving shares are residents and citizens of either China or Canada and were in China or Canada at the time of the sale of the shares;
•

Each of the parties receiving shares agree to resell the shares only in accordance with Regulation S, pursuant to a registration under the Act, or pursuant to an available exemption from registration; and

•

The certificate representing the shares sold contain a legend that transfer of the shares is prohibited except in accordance with the provisions of Regulation S, pursuant to a registration under the Act, or pursuant to an available exemption from registration and the hold may engage in hedging transactions with regards to the Company’s common stock unless in compliance with the Act.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of PHOENIX APPS INC. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2016.

Plan of Operations

Results of Operations for the year ended December 31, 2016 versus the year ended December 31, 2015

Revenues

Our revenues for the fiscal year ended December 31, 2016 were $5,612 compared to revenues of $2,019 for fiscal year ended December 31, 2015. The increase was due to additional mobile app sales.

Professional Fees

Our professional fees for the fiscal year ended December 31, 2016 were $57,106 compared to $12,500 for fiscal year ended December 31, 2015. Our professional fees consist of audit fees, accounting, and legal fees. The increase in professional fees are due to additional accounting and legal fees associated with growing the company, as well as filing requirements.

Software Development

Software development fees for the fiscal year ended December 31, 2016 were $13,273 compared to $0 for fiscal year ended December 31, 2015. Software development fees relate to fees incurred for the development of mobile applications.

Management Fees

Management fees for the fiscal year ended December 31, 2016 were $48,490 compared to $0 for fiscal year ended December 31, 2015. Management fees relate to services provided to the Company for managing business operations.

General and Administration

Our general and administrative expenses for fiscal year ended December 31, 2016 were $26,918 compared to $1,139 for fiscal year ended December 31, 2015. The primary drivers of the increase were increases in salaries in wages, which were $21,000 for the year ended December 31, 2016.

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold any assets or liabilities requiring disclosure under this item.

Item 8. Financial Statements and Supplementary Data

 The financial statements appear beginning on page F-1, immediately following the signature page of this report.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure

There are no changes in or disagreements with accountants on accounting and/or financial disclosure at this time.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2016.

Based on the review described above, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Our management assessed our internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table provides information regarding our directors, executive officers and key employees as of December 31, 2016.

Name	Age	Position
Directors and Key Employees:
Yi Xing Wang	28	Chief Executive Officer, President and Member of the Board
Corey Wadden(1)	27	Business Development Manager and Member of the Board
Saba Mirzaagha(1)	27	Business Development Manager and Member of the Board

_______________

(1) The Company has entered into employment agreements with each of Messrs. Wadden and Mirzaagha that provide that each be appointed to the Board of Directors of the Company.

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our officers and directors.

Yi Xing Wang

Mr. Yi Xing Wang received a Bachelor’s degree in Mechanical Engineering from Dongguan University of Technology in 2008, and a Master’s degree in Business Management from Guangdong University of Business Studies in 2011. From March 2009 through October 2011, he served as a Lead Engineer for Dongguan Tongcan Optoelectronics where he planned daily engineering tasks and coordinated personnel deployment. From December 2011 through October 2012, he served as an Engineering Supervisor for STC (Dongguan) Co. Ltd., where he supervised a team of engineers. From December 2012 until November 2015, he was the Operations Manager for Longxi Hong Industrial Limited where he planned the company’s work schedule and ran projects. Currently, Mr. Yi is the Chief Executive Officer and President of Phoenix Apps Inc. and intends to manage Phoenix Apps Inc. full time in 2016.

Corey Wadden

Since January 2013, Mr. Wadden has been the Chief Executive Officer and Chief Marketing Officer of Phoenix Apps, where he co-built a suite of apps in the reference and utility categories, and was responsible for developing ideas for new apps, branding, design and marketing. From November 2012 to present, Mr. Wadden has been the Chief Executive Officer and Chief Marketing Officer of Echo Bay Apps, where he co-built a suite of apps in the entertainment and lifestyle categories, and was responsible for developing ideas for new apps, branding, design and marketing. From November 2012 to present, Mr. Wadden, has been the Chief Executive Officer and Chief Marketing Officer of Echo Bay Books, where he co-built a cookbook and cooking app line, and was responsible for generating new product ideas, branding and marketing. From October 2011 to December 2014, Mr. Wadden was the Founder and Chief Marketing Officer of Millionaire by 25 Documentary, where he grew social channel and created several viral campaigns leading to international press coverage. From January 2010 to September 2011, Mr. Wadden was a Senior Marketing Manager for Canadian Property Stars where he co-built a sales team, recruited sales representatives, and coached sales representatives. In 2013, Mr. Wadden received an App Entrepreneurship Certification from App Empire. Mr. Wadden received personal mentorship from the founder of App Empire and learned how to make niche apps and market them. Mr. Wadden has also educated himself by reading over 200 books and has received mentorship in sales, viral marketing, social media, entrepreneurship, film acting, personal development, app marketing and project management. Mr. Wadden and Mr. Mirzaagha are Co-CEOs of Phoenix Apps, Echo Bay Apps, and Echo Bay Books.

Saba Mirzaagha

Since August 2015, Mr. Mirzaagha has been an executive for One Planet Ops and the Chief Operating Officer for Contractors.com. At One Planet Ops, Mr. Mirzaagha helped build a social network called “Shout the Good”, managed ten engineers and managed the entire project. His responsibilities at Contractors.com include project management, product development, and business development.

He changed the existing platform into a mobile application for Android and IOS. Since July 2014, Mr. Mirzaagha has been the Chief Executive Officer of Jamestown Apps, which is a development company focused on creating applications for startups and corporations. Since January 2013, Mr. Mirzaagha has been the Chief Operating Officer and Chief Marketing Officer of Phoenix Apps where he is responsible for creating apps in the reference and utility categories and he managed a team of oversees app developers to create applications. Since January 2012, Mr. Mirzaagha has been the Chief Executive Officer and Chief Operating Officer of Echo Bay Apps where he is responsible for managing a team of oversees developers to create applications for the entertainment category of apps. Since January 2012, Mr. Mirzaagha has been the Chief Executive Officer and Chief Operating Officer of Echo Bay Books, where he manages a team of assistants, editors, photographers, writers and designers to create cookbooks. He created an automation system capable of completing 10 cookbooks a month. From January 2009 through January 2011, Mr. Mirzaagha worked for Ovenbouw Engineering, where was a Sales Manager and built relationships with CEOs of manufacturing companies. He is attending the University of Toronto on a part-time basis and expects to earn his Bachelor of Arts degree in 2017. Mr. Wadden and Mr Mirzaagha are Co-CEOs of Phoenix Apps, Echo Bay Apps, and Echo Bay Books.

Corporate Governance

Nominating Committee. We have not established a Nominating Committee because of our limited operations; and because we have only one director and one officer, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

Audit Committee. We have not established an Audit Committee because of our limited operations; and because we have only one director and one officer, we believe that we are able to effectively manage the issues normally considered by a Audit Committee.

Code of Ethics effective March 31, 2017. Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, a copy of which is filed as Exhibit 99.1 hereto.

Item 11. Executive Compensation

Executive Compensation

The following discussion relates to the compensation paid to or earned by our Chief Executive Officer, Yi Xing Wang, and Corey Wadden and Saba Mirzaagha, our two most highly compensated employees (other than our Chief Executive Officer).

The Company was incorporated in November 2015 and has not paid any salaries to Yi Xing Wang, its executive officer. However, as described below, on November 30, 2015, the Company entered into employment agreements with each of Messrs. Wadden and Mirzaagha, which are effective January 6, 2016. Except for the obligations of the Company under the employment agreements with Messrs. Wadden and Mirzaagha, the Company does not have any plans to pay salaries to its executive officers.

On November 30, 2015, we entered into the Asset Purchase Agreement, whereby we purchased the portfolio of Apps from Mr. Wadden and Mr. Mirzaagha for an aggregate of $60,000 and entered in to an employment agreement with each of them. Pursuant to the employment agreements, which are effective as of January 6, 2016, each of Mr. Wadden and Mr. Mirzaagha are required to devote at least ten (10) hours per week to the Company’s business during their term of employment, which is for a minimum of one (1) year. After one (1) year, either party may terminate the agreement upon sixty (60) days notice to the other party. Under the employment agreements, each will: be paid five hundred dollars ($500.00) for the first three (3) months following the effective date of January 6, 2016, and one thousand dollars ($1,000.00) per month thereafter; be issued 150,000 restricted shares of the Company’s common stock effective November 30, 2015; and be appointed to our Board of Directors. In addition, after the effective date of January 6, 2016 and as an incentive payment, each of Mr. Wadden and Mr. Mirzaagha will be paid ten percent (10%) of the Company’s profits (with “profits” defined as the Company’s total revenue minus total expenses) on an annual basis while they are employed by the Company, pro-rated for partial years.

SUMMARY COMPENSATION TABLE FOR THE FISCAL YEARS ENDED DECEMBER 31, 2016 AND 2015

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option awards ($)	Total ($)

Yi Xing Wang	2016	$0	0	0	$0
Chief Executive Officer and President	2015	$0	0	0	$0

Corey Wadden	2016	$10,500	0	0	$0
Business Development Manager	2015	$0	0	0	$0

Saba Mirzaagha	2016	$10,500	0	0	$0
Business Development Manager	2015	$0	0	0	$0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2017 by:

•	each person or group of affiliated persons who we know beneficially owns more than 5% of our common stock; and

•	each of our directors and named executive officers;

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable common share property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

	Shares of common stock beneficially owned	Percentage of shares of common stock beneficially owned
Name and Address of Beneficial Owner	Number
5% Shareholders:
Yi Xing Wang Jintai Shequ Zhou Wu Ji Jie 35 Hao, Wang Jiang Qu, Dongguan Shi, Guangdong 523000, China	30,000,000	66.23%
Named Executive Officers and Directors:
Yi Xing Wang Jintai Shequ Zhou Wu Ji Jie 35 Hao, Wang Jiang Qu, Dongguan Shi, Guangdong 523000, China	30,000,000	66.23%
Corey Wadden 331 Palmerston Blvd. Toronto, Ontario M6G 2N5 Canada	150,000	0.33%
Saba Mirzaagha 1902-240 Wellesley St. E Toronto, Ontario M4X 1G5 Canada	150,000	0.5%
Executive Officers and Directors as a Group (three (3) persons)	30,300,000	66.89%

Item 13. Certain Relationships and Related Transactions and Director Independence

At December 31, 2015, the Company had accounts receivable of $1,480 related to profits earned in December 2015 that were held in a bank account owned by Messrs. Wadden and Mirzaagha, each of whom are employed by the Company and are members of the Company’s Board of Directors. The $1,480 was repaid to the Company as of April 1, 2016 and is related to revenues generated after the completion of the Asset Purchase Agreement.

On November 30, 2015 we entered into the Asset Purchase Agreement, whereby we purchased the portfolio of Apps from Mr. Wadden and Mr. Mirzaagha, for an aggregate of $60,000 and entered in to employment agreements with each of them. Pursuant to the employment agreements, which are effective January 6, 2016, each of Mr. Wadden and Mr. Mirzaagha are required to devote at least ten (10) hours per week to the Company’s business during their term of employment, which is for a minimum of one (1) year. After one (1) year, either party may terminate the agreement upon sixty (60) days notice to the other party. Under the employment agreements, each will: be paid five hundred dollars ($500.00) for the first three (3) months following the effective date of January 6, 2016, and one thousand dollars ($1,000.00) per month thereafter; be issued 150,000 restricted shares of the Company’s common stock effective November 30, 2015; and be appointed to our Board of Directors. In addition, after the effective date of January 6, 2016, as an incentive payment, each of Mr. Wadden and Mr. Mirzaagha will be paid ten percent (10%) of the Company’s profits (with “profits” defined as the Company’s total revenue minus total expenses) on an annual basis while they are employed by the Company, pro-rated for partial years. In connection with the employment agreements, each of Mr. Wadden and Mr. Mirzaagha are employed by the Company and are members of the Company’s Board of Directors.

On November 18, 2015, we authorized the issuance of 30,000,000 common shares at par value of $.002 to Mr. Yi Xing Wang our Chief Executive Officer and President, and member of our Board of Directors, in compensation for the capital contribution of $72,500 used for completing the Asset Purchase Agreement for $60,000 and also for settlement of legal fees of $12,500.

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such a time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors.

During the year ended December 31, 2016, the Company received $33,714 as advances from the Company’s President.

On April 30, 2016 the Company issued a one-year interest free promissory note to the Company’s president in the amount of $7,930.

During the year ended December 31, 2016, the Company paid in full in a total of $41,644 due to the shareholder in respect of the aforementioned advances and promissory note.

During the year ended December 31, 2016, the Company incurred $48,490 of management expenses provided by the Company’s president. The amount was paid in full as of December 31, 2016.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2016 and for the fiscal year ended December 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2016 $	December 31, 2015 $
Audit Fees	15,000	12,900
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	15,000	12,900

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statements, Schedules

(a) Financial Statements and Schedules.

The following documents have been filed as a part of this annual report on Form 10-K. The financial statements and schedules required to be filed hereunder are set forth at the end of this Annual Report on Form 10-K beginning on page F-1, and are accompanied by a Financial Statements Index.

Exhibits.

The Exhibit Index attached behind the signature page is incorporated herein by reference.

FINANCIAL STATEMENTS INDEX

SIGNATURES

Has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

PHOENIX APPS INC.
(Name of Registrant as Specified in Charter)

Date: April 17, 2017	By:	/s/ Yi Xing Wang
	Name:	Yi Xing Wang
	Title:	Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Yi Xing Wang	Chief Executive Officer and Director	April 17, 2017
Yi Xing Wang	(Principal Executive Officer, Principal Financial and Accounting Officer )

/s/ Corey Wadden	Director	April 17, 2017
Corey Wadden

/s/ Saba Mirzaagha	Director	April 17, 2017
Saba Mirzaagha

EXHIBIT INDEX

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2	32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

3	99.1	Code of Business Conduct and Ethics

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Phoenix Apps, Inc.:

We have audited the accompanying balance sheets of Phoenix Apps, Inc. (“the Company”) as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Phoenix Apps, Inc., as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC
Lakewood, CO
April 14, 2017

PHOENIX APPS INC.

Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$14,392	$-
Accounts receivable	-	1,480
Total Current Assets	14,392	1,480

TOTAL ASSETS	14,392	1,480

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$28,087	$-
Total Current Liabilities	28,087	-

Total Liabilities	28,087	-

Stockholders’ Equity
Preferred stock: 10,000,000 authorized; $0.002 par value no shares issued and outstanding
Common Stock: 190,000,000 authorized; $0.002 par value 45,300,000 and 30,300,000 shares issued and outstanding as of December 31, 2016, and 2015 respectively	90,600	60,600
Additional paid-in capital	107,500	12,500
Accumulated deficit	(211,795)	(71,620)
Total Stockholders’ Equity	(13,695)	1,480
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,392	$1,480

The accompanying notes are an integral part of these audited financial statements.

PHOENIX APPS INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015

REVENUE, NET OF FEES	$5,612	$2,019

OPERATING EXPENSES
Professional fees	57,106	12,500
Software development	13,273	-
Management fees	48,490	-
General and administrative	26,918	1,139
Total Operating Expenses	145,787	13,639

INCOME (LOSS) FROM OPERATIONS	(140,175)	(11,620)

OTHER INCOME/(EXPENSE)
Impairment of assets	-	(60,000)
	-	(60,000)

INCOME (LOSS) BEFORE INCOME TAXES	(140,175)	(71,620)
Provision for income taxes	-	-

NET LOSS	$(140,175)	$(71,620)

Basic and Diluted Income (Loss) per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	33,710,959	30,300,000

The accompanying notes are an integral part of these audited financial statements.

PHOENIX APPS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (Deficit)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity

Balance - November 30, 2015	-	$-	$-	$-	$-
Stock-based compensation	300,000	600	12,500	-	13,100
Shares issued for capital contribution by related party	30,000,000	60,000	-	-	60,000
Net loss	-	-	-	(71,620)	(71,620)
Shareholder receivable					-
Balance - December 31, 2015	30,300,000	$60,600	$12,500	$(71,620)	$1,480
Net loss	-	-	-	(140,175)	(140,175)
Common shares issued	15,000,000	30,000	95,000	-	125,000
Balance - December 31, 2016	45,300,000	$90,600	$107,500	$(211,795)	$(13,695)

The accompanying notes are an integral part of these audited financial statements.

PHOENIX APPS INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(140,175)	$(71,620)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Expenses paid by related party	-	12,500
Stock based compensation	-	600
Loss on impairment of assets	-	60,000
Changes in operating assets and liabilities:
Accounts receivable	1,480	(1,480)
Accounts payable and accrued liabilities	28,087	-
Net cash used by operating activities	(110,608)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	125,000	-
Net cash provided by financing activities	125,000	-

Net increase in cash and cash equivalents	14,392	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$14,392	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$1,036

Non-Cash Investing and Financing Activity:
Common shares issued for assets and expense paid on behalf of the Company	$-	$60,000

The accompanying notes are an integral part of these audited financial statements.

PHOENIX APPS INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

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

On May 13, 2016, the Company’s offering of 15,000,000 shares at $0.01 per share for total proceeds of $150,000 received a notice of effect from the Securities and Exchange Commission and the Company commenced raising capital to fully implement its business plan. The offering was closed, and proceeds of $150,000 were received in relation to the 15,000,000 shares being issued, of which $25,000 was recorded as additional paid-in capital resulting from direct legal costs to complete the offering.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is December 31.

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

Allowance for Doubtful Accounts

We establish an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. We do not generally require collateral for our accounts receivable. Our allowance for doubtful accounts was $0 as of December 31, 2016 and December 31, 2015.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

ASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FASB ASC 820 describes three levels of inputs that may be used to measure fair value:

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

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

No potentially dilutive debt or equity instruments were issued or outstanding during the years ended December 31, 2016 and 2015.

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

NOTE 3 – GOING CONCERN

For the year ended December 31, 2016, the Company used net cash in operations of $140,175. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2017 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 4 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such a time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors.

During the year ended December 31, 2016, the Company received $33,714 as advances from the Company’s President.

On April 30, 2016 the Company issued a one-year interest free promissory note to the Company’s president in the amount of $7,930.

During the year ended December 31, 2016, the Company paid in full in a total of $41,644 due to the shareholder in respect of the aforementioned advances and promissory note.

During the year ended December 31, 2016, the Company incurred $48,490 of management expenses provided by the Company’s president. The amount was paid in full as of December 31, 2016.

In addition, the Company’s President controls 99% of the currently issued and outstanding shares of common stock.

NOTE 5 – STOCKHOLDER’S EQUITY

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

As of December 31, 2016 and December 31, 2015, the Company has 45,300,000 and 30,300,000 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2016, the Company received proceeds in the total amount of $150,000 from investors under the Company’s current offering at $0.01 per share, of which $25,000 was recorded as additional paid-in capital resulting from direct legal costs to complete the offering. A total of 15,000,000 common shares related to the offering were issued on October 10, 2016.

NOTE 6 – INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The provision for refundable federal income tax at 34% for the period ended December 31, 2016, and December 31, 2015, consisted of the following:

	Years ended
	December 31,
	2016	2015

Current operations	$47,660	$24,351
Less: valuation allowance	(47,660)	(24,351)
Net refundable amount	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	34.0%
Increase in valuation allowance	(34.0%)
Effective income tax rate	0.0%

Utilization of the NOL carry forwards, of approximately $211,795 for federal income tax reporting purposes, which begin to expire 2035, may be subject to an annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). These ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an "ownership change" as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2016 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

