Form 10-Q
period 2017-03-31
Phoenix Apps Inc.
filed 2017-05-26
CIK 1660839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

_______________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 17, 2017, Phoenix Apps Inc. had 45,300,000 shares of common stock issued and outstanding.

(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

Item 1. Financial Statements

PHOENIX APPS INC.

Condensed Balance Sheets

	March31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$14,346	$14,392
Total Current Assets	14,346	14,392

TOTAL ASSETS	14,346	14,392

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$30,343	$28,087
Accrued Interest	241	-
Total Current Liabilities	30,584	28,087

Note Payable	21,977	-
Total Liabilities	52,561	28,087

Stockholders’ Deficit
Preferred stock: 10,000,000 authorized; $0.002 par value no shares issued and outstanding
Common Stock: 190,000,000 authorized; $0.002 par value 45,300,000 shares issued and outstanding	90,600	90,600
Additional paid-in capital	107,500	107,500
Accumulated deficit	(236,315)	(211,795)
Total Stockholders’ Deficit	(38,215)	(13,695)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$14,346	$14,392

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX APPS INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

REVENUE, NET OF FEES	$591	$2,530

OPERATING EXPENSES
Professional fees	750	6,775
Software development	4,490	600
General and administrative	19,630	3,674
Total Operating Expenses	24,870	11,049

LOSS FROM OPERATIONS	(24,279)	(8,519)

OTHER EXPENSES
Interest expense	(241)	-
	(241)	-

LOSS BEFORE INCOME TAXES	(24,520)	(8,519)
Provision for income taxes	-	-

NET LOSS	$(24,520)	$(8,519)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	45,300,000	30,300,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX APPS INC.

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,520)	$(8,519)
Changes in operating assets and liabilities:
Accounts receivable	-	(712)
Accounts payable and accrued liabilities	2,256	2,456
Accrued interest	241	-
Net cash used in operating activities	(22,023)	(6,775)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferring offering costs		(12,500)
Advances from related party		19,375
Proceeds from promissory note	21,977	-
Net cash provided by financing activities	21,977	6,875

Net increase (decrease) in cash and cash equivalents	(46)	100
Cash and cash equivalents - beginning of period	14,392	-
Cash and cash equivalents - end of period	$14,346	$100

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX APPS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Phoenix Apps Inc. (the “Company” or we), was incorporated in the State of Nevada on November 18, 2015 and commenced operations on November 30, 2015. The Company develops Android and Apple mobile applications. The Company’s fiscal year end is December 31.

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 605,”Revenue Recognition.”

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

Research and Development Expenses

We follow ASC 730-10, “Research and Development,” and expense research and development costs when incurred. Accordingly, research and development costs for Software and Apps are expensed when the work has been performed or milestone results have been achieved. Research and development costs of $4,490 and $600 were incurred for the three months ended March 31, 2017 and 2016, respectively.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three months ended March 31, 2017 and 2016.

Recent accounting pronouncements

In February 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-06, “Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting.” Among other things, the amendments require a plan’s interest in that master trust and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and in the statement of changes in net assets available for benefits, respectively. The amendments also remove the requirement to disclose the percentage interest in the master trust for plans with divided interests and require that all plans disclose the dollar amount of their interest in each of those general types of investments. The amendments require all plans to disclose: (a) their master trust’s other asset and liability balances; and (b) the dollar amount of the plan’s interest in each of those balances. Lastly, the amendments eliminate redundant investment disclosures (e.g., those required by Topics 815 and 820) relating to 401(h) account assets. Effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The amendments should be applied retrospectively to each period for which financial statements are presented. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

In February 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The amendments clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. Effective at the same time as the amendments in Update 2014-09, Revenue from Contracts with Customers (Topic 606). Therefore, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the amendments in this Update to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the amendments in this Update to annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. All other entities may apply the guidance earlier as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance earlier as of annual reporting periods beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance. An entity is required to apply the amendments in this Update at the same time that it applies the amendments in Update 2014-09. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

In January 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are a SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018, however, early adoption is permitted with prospective application to any business development transaction.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

As of the three months ended March 31, 2017, the accumulated deficit of the Company is $236,315. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2017 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 4 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such a time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors.

NOTE 5 - NOTES PAYABLE

On January 11, 2017, the Company issued a Promissory Note for $21,977. The note bears interest at a rate of 5% per annum and the maturity date is December 31, 2019.

As of March 31, 2017, the accrued interest related to this promissory note was $241.

NOTE 6 – STOCKHOLDER’S EQUITY

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

As of March 31, 2017 and December 31, 2016, the Company has 45,300,000 shares of common stock issued and outstanding.

During the year ended December 31, 2016, the Company received proceeds in the total amount of $150,000 from investors under the Company’s current offering at $0.01 per share, of which $25,000 was recorded as additional paid-in capital resulting from direct legal costs to complete the offering. A total of 15,000,000 common shares related to the offering were issued on October 10, 2016.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2017 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this quarterly report, the terms “we”, “us”, “our”, and “our company” means Phoenix Apps Inc., unless otherwise indicated.

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

Weaknesses

-

Lack of marketing: Our most significant weakness is that we have never had sufficient capital to undertake any amount of marketing. If we are unable to generate sufficient revenue or financing, we will not have funds to be used in marketing to grow our business.

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

Results of Operations

For the three (3) month period ended March 31 2017, we generated $591 in revenue and a net loss of $24,520. Our net loss was the result of interest expense of $241, and operating expenses of $24,279, which consisted of $750 in professional fees, $19,630 in general and administrative expenses and $4,490 in software development.

For the three (3) month period ended March 31, 2016, we generated $2,530 in revenue and a net loss of $8,519. Our net loss was the result of operating expenses of $11,049, which consisted of $6,775 in professional fees, $3,674 in general and administrative expenses and $600 in software development.

Capital Resources and Liquidity

Cash Flows

Operating Activities

For the three (3) months ended March 31, 2017, net cash used in operating activities was $22,023. The negative cash flow for the three (3) months ended March 31, 2017 related to our net loss of $24,520, adjusted for an increase of $2,256 in accounts payable and accrued liabilities and an increase of $241 in accrued interest.

For the three (3) months ended March 31, 2016, net cash used in operating activities was $6,775. The negative cash flow for the three (3) months ended March 31, 2016 related to our net loss of $8,519, adjusted for a decrease of $712 in accounts receivable, and an increase of $2,456 in accounts payable and accrued liabilities.

Financing Activities

For the three (3) months ended March 31, 2017 net cash provided from financing activities was $21,977. The positive cash flow from financing activities for such period was comprised of $21,977 in proceeds from a promissory note.

For the three (3) months ended March 31, 2016 net cash provided from financing activities was $6,875. The positive cash flow from financing activities for such period was comprised of $12,500 in deferred offering costs, and $19,375 in advances received from a related party.

Liquidity

To date, we have funded our operations primarily with capital provided by our largest shareholder, proceeds from a promissory note, income from operations, and proceeds from our offering of common stock. We do not currently have commitments in regards to fixed costs.

As of March 31, 2017 the Company had $14,346 in cash on hand, compared to $14,392 of cash on hand as of December 31, 2016. Since the Company is unable to reasonably project its future revenue, it must presume that it will not generate revenue to sustain its operations during 2017 based on its current operating plan and condition. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Off-balance sheet arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Reports to Security Holders

We will make available free of charge any of our filings as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission (“SEC”). We are not including the information contained in our website as part of, or incorporating it by reference into, this report on Form 10-Q.

The public may read and copy any materials we file with the Securities and Exchange Commission (“SEC”). at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20002. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at (http://www.sec.gov).

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

PHOENIX APPS INC.

Date: May 26, 2017	By:	/s/ Yi Xing Wang
	Name:	Yi Xing Wang
	Title:	President, Chief Executive Officer, Secretary and Chief Financial Officer

Date: May 26, 2017	/s/ Corey Wadden
Corey Wadden, Director

Date: May 26, 2017	/s/ Saba Mirzaagha
Saba Mirzaagha, Director

