Form 10-Q
period 2017-06-30
Phoenix Apps Inc.
filed 2017-11-14
CIK 1660839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 333-209591

Phoenix Apps Inc.
(Exact name of registrant as specified in its charter)

Nevada	61-1779183
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1258 – 720 King Street West, Suite 200, Toronto, Ontario, Canada	M5V 3S5
(Address of principal executive offices)	(Zip Code)

(239) 451-36016
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ YES    ☒ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES    ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES    ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES    ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

45,300,000 common shares issued and outstanding as of November 7, 2017.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHOENIX APPS INC.

Condensed Balance Sheets

	June30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,086	$14,392
Total Current Assets	1,086	14,392

TOTAL ASSETS	1,086	14,392

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$55,535	$28,087
Accrued Interest	519	-
Total Current Liabilities	56,054	28,087

Note Payable	21,977	-
Total Liabilities	78,031	28,087

Stockholders’ Deficit
Preferred stock: 10,000,000 authorized; $0.002 par value no shares issued and outstanding
Common Stock: 190,000,000 authorized; $0.002 par value 45,300,000 shares issued and outstanding	90,600	90,600
Additional paid-in capital	107,500	107,500
Accumulated deficit	(275,045)	(211,795)
Total Stockholders’ Deficit	(76,945)	(13,695)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,086	$14,392

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX APPS INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

REVENUE, NET OF FEES	$667	$977	$1,258	$3,507

OPERATING EXPENSES
Professional fees	22,703	6,413	23,453	13,188
Software development	775	8,220	5,265	8,820
General and administrative	15,641	9,730	35,271	13,404
Total Operating Expenses	39,119	24,363	63,989	35,412

LOSS FROM OPERATIONS	(38,452)	(23,386)	(62,731)	(31,905)

OTHER EXPENSES
Interest expense	(278)	-	(519)	-
	(278)	-	(519)	-

LOSS BEFORE INCOME TAXES	(38,730)	(23,386)	(63,250)	(31,905)
Provision for income taxes	-	-	-	-

NET LOSS	$(38,730)	$(23,386)	$(63,250)	$(31,905)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	45,300,000	30,300,000	45,300,000	30,300,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX APPS INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(63,250)	$(31,905)
Changes in operating assets and liabilities:
Accounts receivable	-	(1,082)
Prepaid expenses	-	(3,294)
Accounts payable and accrued liabilities	27,448	16,176
Accrued interest	519	-
Net cash used in operating activities	(35,283)	(20,105)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferring offering costs	-	(25,000)
Investor deposits	-	65,947
Advances from related party	-	33,714
Proceeds from promissory notes – related party	-	7,923
Repayment to advances and promissory notes – related party	-	(41,637)
Proceeds from promissory note	21,977	-
Net cash provided by financing activities	21,977	40,947

Net increase (decrease) in cash and cash equivalents	(13,306)	20,842
Cash and cash equivalents - beginning of period	14,392	-
Cash and cash equivalents - end of period	$1,086	$20,842

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Research and Development Expenses

We follow ASC 730-10, “Research and Development,” and expense research and development costs when incurred. Accordingly, research and development costs for Software and Apps are expensed when the work has been performed or milestone results have been achieved. Research and development costs of $5,265 and $8,820 were incurred for the six months ended June 30, 2017 and 2016, respectively.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the six months ended June 30, 2017 and 2016.

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

NOTE 3 – GOING CONCERN

As of the six months ended June 30, 2017, the accumulated deficit of the Company is $275,045. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2017 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

As of June 30, 2017, the accrued interest related to this promissory note was $519.

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

As of June 30, 2017 and December 31, 2016, the Company has 45,300,000 shares of common stock issued and outstanding.

During the year ended December 31, 2016, the Company received proceeds in the total amount of $150,000 from investors under the Company’s current offering at $0.01 per share, of which $25,000 was recorded as additional paid-in capital resulting from direct legal costs to complete the offering. A total of 15,000,000 common shares related to the offering were issued on October 10, 2016.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2017 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our company”, mean Phoenix Apps Inc., a Nevada corporation, unless otherwise indicated.

Corporate Overview

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

We also intend to utilize Facebook, Twitter, and YouTube in an effort to build a customer base for our Apps.

Results of Operations

The following table provides selected financial data about our company for the period ended June 30, 2017 and the year ended December 31, 2016.

	June 30, 2017	December 31, 2016	Change	%
Cash and cash equivalents	$1,086	$14,392	$(13,306)	(92)
Total Assets	$1,086	$14,392	$(13,306)	(92)
Total Liabilities	$78,031	$28,087	$49,944	178
Stockholders’ Deficit	$(76,945)	$(13,695)	$(63,250)	462

The following summary of our results of operations, for the three and six months ended June 30, 2017, should be read in conjunction with our financial statements, as included in this Form 10-Q.

Three months ending June 30, 2017 compared to three months ending June 30, 2016:

	Three Months Ended
	June 30, 2017	June 30, 2016	Change	%
Revenue	$667	$977	$(310)	(32)
Professional fees	22,703	6,413	16,290	254
Software development	775	8,220	(7,445)	(91)
General and administrative	15,641	9,730	5,911	61
Interest expense	278	-	278	-
Net loss	$(38,730)	$(23,386)	$14,724	(63)

For the three months ended June 30, 2017 we had revenue of $667 compared to revenue of $977 for the three months ended June 30, 2016.

For the three months ended June 30, 2017, we incurred $22,703 in professional fees, $775 in software development, $15,641 in general and administrative expenses and $278 in interest expense, resulting in net loss of $38,730. For the three months ended September 30, 2016, we incurred $6,413 in professional fees, $8,220 in software development and $9,730 in general and administrative expenses, resulting in net loss of $23,386. The increase in net loss for the three months ended June 30, 2017 compared to June 30, 2016 was primarily attributed to the increase in audit and legal fees related to the Company’s SEC filings.

Six months ending June 30, 2017 compared to Six months ending June 30, 2016:

	Six Months Ended
	June30, 2017	June 30, 2016	Change	%
Revenue	$1,258	$3,507	$(2,249)	(64)
Professional fees	23,453	13,188	10,265	78
Software development	5,265	8,820	(3,555)	(40)
General and administrative	35,271	13,404	21,867	163
Interest expense	519	-	519	-
Net loss	$(63,250)	$(31,905)	$26,847	(84)

For the six months ended June 30, 2017 we had revenue of $1,258 compared to revenue of $3,507 for the six months ended June 30, 2016.

For the six months ended June 30, 2017, we incurred $23,453 in professional fees, $5,265 in software development and $35,271 in general and administrative expenses and $519 in interest expense, resulting in net loss of $63,250. For the six months ended June 30, 2016, we incurred $13,188 in professional fees, $8,820 in software development and $13,404 in general and administrative expenses, resulting in net loss of $31,905. The increase in net loss for the six months ended June 30, 2017 compared to June 30, 2016 was primarily attributed to the increase in audit and legal fees related to the Company’s SEC filings and increase in transfer agent and filing fees.

Liquidity and Capital Resources

To date, we have funded our operations primarily with capital provided by our largest shareholder, proceeds from a promissory note, income from operations, and proceeds from our offering of common stock. We do not currently have commitments in regards to fixed costs.

As of June 30, 2017 the Company had $1,086 in cash on hand, compared to $14,392 of cash on hand as of December 31, 2016. Since the Company is unable to reasonably project its future revenue, it must presume that it will not generate revenue to sustain its operations during 2017 based on its current operating plan and condition. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Working Capital

	June 30, 2017	December 31, 2016	Change	%
Current Assets	$1,086	$14,392	$(13,306)	(92)
Current Liabilities	$56,054	$28,087	$27,967	100
Working Capital (Deficit)	$(54,968)	$(13,695)	$(41,273)	301

Cash Flows

	June 30, 2017	June 30, 2016
Cash Flows used in Operating Activities	$(35,283)	$(20,105)
Cash Flows from Financing Activities	21,977	40,947
Net Decrease in Cash During Period	$(13,306)	$20,842

As at June 30, 2017 our company’s cash balance was $1,086 and total assets were $1,086. As at December 31, 2016, our company’s cash balance was $14,392 and total assets were $14,392.

As at June 30, 2017, our company had total liabilities of $78,031, compared with total liabilities of $28,087 as at December 31, 2016.

As at June 30, 2017, our company had working capital deficit of $54,968 compared with working capital deficit of $13,695 as at December 31, 2016. The increase in working capital deficit was primarily attributed to the increase in operating expenses during the six months ended Jun 30, 2017 which increase the accounts payable and accrued liabilities and reduce the cash and cash equivalents.

Cash Flow from Operating Activities

During the six months ended June 30, 2017, our company used $35,283 in cash from operating activities, compared to $20,105 cash used in operating activities during the six months ended June 30, 2016. The cash used from operating activities for the six months ended June 30, 2017 was attributed to net loss of $63,250 reduced by increase in accounts payable and accrued liabilities of $27,448 and increase in accrued interest of $519.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the six months ended June 30, 2017 or the six months ended June 30, 2016.

Cash Flow from Financing Activities

Net cash from financing activities was $21,977 for the six months ended June 30, 2017 compared to net cash from financing activities of $40,947 for the six months ended June 30, 2016. The net cash provided from financing activities for the six months ended June 30, 2017 was attributable to proceeds from promissory note of $21,977. The net cash provided from financing activities for the six months ended June 30, 2016 was attributable to $65,947 from investor deposits, $33,714 from related party advancement, $7,923 proceeds from related party promissory notes and were offset by $41,637 repayment to related party promissory notes and $25,000 deferred offering costs.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Description
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101	Interactive Data Files
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

________

* XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX APPS INC.
(Registrant)

Dated: November 14, 2017	/s/ Yi Xing Wang
Yi Xing Wang
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

