Form 10-Q
period 2017-09-30
Phoenix Apps Inc.
filed 2018-02-01
CIK 1660839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________  to _____________

Commission File Number: 333-209591

Phoenix Apps Inc.
(Exact name of registrant as specified in its charter)

Nevada	61-1779183
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1258 – 720 King Street West, Suite 200 Toronto, Ontario, Canada	M5V 3S5
(Address of principal executive offices)	(Zip Code)

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

45,300,000 common shares issued and outstanding as of January 29, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHOENIX APPS INC.

Condensed Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$915	$14,392
Total Current Assets	915	14,392

TOTAL ASSETS	915	14,392

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$17,652	$28,087
Accrued Interest	800	-
Convertible Promissory Notes	30,768	-
Total Current Liabilities	49,220	28,087

Note Payable	21,977	-
Total Liabilities	71,197	28,087

Stockholders’ Deficit
Preferred stock: 10,000,000 authorized; $0.002 par value no shares issued and outstanding
Common Stock: 190,000,000 authorized; $0.002 par value 45,300,000 shares issued and outstanding	90,600	90,600
Additional paid-in capital	138,268	107,500
Accumulated deficit	(299,150)	(211,795)
Total Stockholders’ Deficit	(70,282)	(13,695)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$915	$14,392

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX APPS INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

REVENUE, NET OF FEES	$-	$864	$1,258	$4,371

OPERATING EXPENSES
Professional fees	1,196	29,112	24,649	42,300
Software development	-	573	5,265	9,393
General and administrative	108	9,050	35,379	22,454
Total Operating Expenses	1,304	38,735	65,293	74,147

LOSS FROM OPERATIONS	(1,304)	(37,871)	(64,035)	(69,776)

OTHER INCOME (EXPENSES)
Gain on disposal of assets and liabilities	8,248	-	8,248	-
Interest expense	(31,049)	-	(31,568)	-
	(22,801)	-	(23,320)	-

LOSS BEFORE INCOME TAXES	(24,105)	(37,871)	(87,355)	(69,776)
Provision for income taxes	-	-	-	-

NET LOSS	$(24,105)	$(37,871)	$(87,355)	$(69,776)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	45,300,000	30,300,000	45,300,000	30,300,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX APPS INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(87,355)	$(69,776)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of debt discount	30,768	-
Changes in operating assets and liabilities:
Accounts receivable	-	1,271
Prepaid expenses	-	(48,696)
Accounts payable and accrued liabilities	(10,435)	19,808
Accrued interest	800	-
Net cash used in operating activities	(66,222)	(97,393)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferring offering costs	-	(25,000)
Investor deposits	-	150,000
Proceeds from convertible promissory notes	30,768	-
Advances from related party	-	33,714
Proceeds from promissory notes – related party	-	7,923
Repayment to advances and promissory notes – related party	-	(41,637)
Proceeds from promissory note	21,977	-
Net cash provided by financing activities	52,745	125,000

Net increase (decrease) in cash and cash equivalents	(13,477)	27,607
Cash and cash equivalents - beginning of period	14,392	-
Cash and cash equivalents - end of period	$915	$27,607

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Convertible Promissory Notes issued	$30,768	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX APPS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Phoenix Apps Inc. (the "Company" or we), was incorporated in the State of Nevada on November 18, 2015 and commenced operations on November 30, 2015. The Company developed Android and Apple mobile applications. The Company's fiscal year end is December 31.

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

On July 31, 2017, the Company entered into an agreement to dispose of their portfolio of revenue generating mobile software applications. Per the terms of the agreement, the company’s two managers acquired the revenue generating assets from the Company, while forgiving all amounts owed to them as of July 31, 2017, and terminating the employment agreements held with the two managers.

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

Research and Development Expenses

We follow ASC 730-10, “Research and Development,” and expense research and development costs when incurred. Accordingly, research and development costs for Software and Apps are expensed when the work has been performed or milestone results have been achieved. Research and development costs of $5,265 and $9,393 were incurred for the nine months ended September 30, 2017, and 2016, respectively.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the nine months ended September 30, 2017 and 2016.

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

NOTE 3 – GOING CONCERN

As of the nine months ended September 30, 2017, the accumulated deficit of the Company is $299,150. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company disposed of all revenue generating assets and is currently revising their future business operations and strategy. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

On September 30, 2017, the Company issued three convertible promissory notes for a total of $30,768 to non-related parties for payment made on behalf of the Company. The convertible promissory notes are unsecured, bear interest at 35%, are due on demand, and are convertible at $0.005 per share.

During the nine months ended September 30, 2017, the Company recognized amortization of discount, included in interest expense, of $30,768.

NOTE 5 – NOTES PAYABLE

On January 11, 2017, the Company issued a Promissory Note for $21,977. The note bears interest at a rate of 5% per annum and the maturity date is December 31, 2019.

As of September 30, 2017, the accrued interest related to this promissory note was $800.

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

As of September 30, 2017 and December 31, 2016, the Company has 45,300,000 shares of common stock issued and outstanding.

During the year ended December 31, 2016, the Company received proceeds in the total amount of $150,000 from investors under the Company’s current offering at $0.01 per share, of which $25,000 was recorded as additional paid-in capital resulting from direct legal costs to complete the offering. A total of 15,000,000 common shares related to the offering were issued on October 10, 2016.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2017 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

On July 1, 2017, the employment agreements with Mr. Wadden and Mr. Mirzaagha were terminated, and the portfolio of mobile software applications were transferred to Mr. Wadden and Mr. Mirzaagha as part of a debt forgiveness agreement.

The Company is currently researching other mobile application opportunities.

Results of Operations

The following table provides selected financial data about our company for the period ended September 30, 2017 and the year ended December 31, 2016.

	September 30, 2017	December 31, 2016	Change	%
Cash and cash equivalents	$915	$14,392	$(13,477)	-94%
Total Assets	$915	$14,392	$(13,477)	-94%
Total Liabilities	$71,197	$28,087	$41,110	153%
Stockholders’ Deficit	$(70,282)	$(13,695)	$(56,587)	-413%

The following summary of our results of operations, for the three and nine months ended September 30, 2017, should be read in conjunction with our financial statements, as included in this Form 10-Q.

Three months ending September 30, 2017 compared to three months ending September 30, 2016:

	Three Months Ended
	September 30, 2017	September 30, 2016	Change	%
Revenue	$-	$864	$(864)	100%
Professional fees	1,196	29,112	(27,916)	-96%
Software development	-	573	(573)	100%
General and administrative expenses	108	9,050	(8,942)	-99%
Loss from Operations	(1,304)	(37,871)	(36,567)	-97%
Other income (expenses)
Gain on disposal of assets and liabilities	$8,248	$-	$8,248	100%
Interest expense	(31,049)	-	(31,049)	100%

Net loss	$(24,105)	$(37,871)	$(13,766)	-36%

For the three months ended September 30, 2017 we had revenue of $0 compared to revenue of $864 for the three months ended September 30, 2016. No revenue was generated during the three months ended September 30, 2017, as the Company disposed of their revenue generating mobile applications on July 1, 2017.

For the three months ended September 30, 2017, we incurred $1,196 in professional fees, $0 in software development and $108 in general and administrative expenses, as well as a gain on disposal of assets and liabilities of $8,248 and interest expense of $31,049, resulting in a net loss of $24,105. For the three months ended September 30, 2016, we incurred $29,112 in professional fees, $573 in software development and $9,050 in general and administrative expenses, resulting in an operating and net loss of $37,871. The decrease in net loss was due to a significant decrease in overall operations, offset by a gain on disposal of assets, and interest expense incurred for the three months ended September 30, 2017.

Nine months ending September 30, 2017 compared to Nine months ending September 30, 2016:

	Nine Months Ended
	September 30, 2017	September 30, 2016	Change	%
Revenue	$1,258	$4,371	$(3,113)	-71%
Professional fees	24,649	42,300	(17,651)	-42%
Software development	5,265	9,393	(4,128)	-44%
General and administrative expenses	35,379	22,454	12,925	58%
Net loss	$(64,035)	$(69,776)	$(5,741)	-8%

Other income (expenses)
Gain on disposal of assets and liabilities	$8,248	$-	$8,248	100%
Interest expense	(31,049)	-	(31,049)	100%

Net loss	$(87,355)	$(69,776)	$(17,579)	-25%

For the nine months ended September 30, 2017 we had revenue of $1,258 compared to revenue of $4,371 for the nine months ended September 30, 2016. The decrease in revenues was due to the Company disposing of their revenue generating mobile applications on July 1, 2017.

For the nine months ended September 30, 2017, we incurred $24,649 in professional fees, $5,265 in software development and $35,379 in general and administrative expenses, as well as a gain on disposal of assets and liabilities of $8,248 and interest expense of $31,049, resulting in a net loss of $87,355. For the nine months ended September 30, 2016, we incurred $42,300 in professional fees, $9,393 in software development and $22,454 in general and administrative expenses, resulting in an operating and net loss of $69,776.

Liquidity and Capital Resources

To date, we have funded our operations primarily with capital provided by our largest shareholder, proceeds from a promissory note, income from operations, and proceeds from our offering of common stock. We do not currently have commitments in regards to fixed costs.

As of September 30, 2017 our company had $915 in cash on hand, compared to $14,392 of cash on hand as of December 31, 2016. Since our company is unable to reasonably project our future revenue, we must presume that we will not generate revenue to sustain our operations during 2017 based on our current operating plan and condition. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Working Capital

	September 30, 2017	December 31, 2016	Change	%
Current Assets	$915	$14,392	$(13,477)	-94%
Current Liabilities	$49,220	$28,087	$21,133	75%
Working Capital (Deficit)	$(48,305)	$(13,695)	$(34,610)	-253%

Cash Flows

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash Flows used in Operating Activities	$(66,222)	$(97,393)
Cash Flows from Investing Activities	-	-
Cash Flows from Financing Activities	52,745	125,000
Net Decrease in Cash During Period	$(13,477)	$27,607

As at September 30, 2017 our company’s cash balance was $915 and total assets were $915. As at December 31, 2016, our company’s cash balance was $14,392 and total assets were $14,392.

As at September 30, 2017, our company had total current liabilities of $49,220, compared with total current liabilities of $28,087 as at December 31, 2016.

As at September 30, 2017, our company had working capital deficit of $48,305 compared with working capital deficit of $13,695 as at December 31, 2016. The decrease in working capital deficit was primarily attributed to the issuance of a convertible promissory note for $30,768.

Cash Flow from Operating Activities

During the nine months ended September 30, 2017, our company used $66,222 in cash from operating activities, compared to $97,393 cash used in operating activities during the nine months ended September 30, 2016. The cash used from operating activities for the nine months ended September 30, 2017 was attributed to a net loss of $87,355, amortization of debt discount of $30,768, decrease in accounts payable and accrued liabilities of $10,435, and accrued interest of $800.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the nine months ended September 30, 2017 or the nine months ended September 30, 2016.

Cash Flow from Financing Activities

Net cash from financing activities was $52,745 for the nine months ended September 30, 2017 compared to net cash from financing activities of $125,000 for the nine months ended September 30, 2016. Thee positive cash flow from financing activities for the nine months ended September 30, 2017 was attributable to $30,768 proceeds from convertible promissory notes, and $21,977 proceeds from promissory note.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PHOENIX APPS INC.
(Registrant)

Dated: February 1, 2018	/s/ Yi Xing Wang
Yi Xing Wang
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

