Form 10-K
period 2017-12-31
Phoenix Apps Inc.
filed 2018-04-17
CIK 1660839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 333-209591

PHOENIX APPS INC.
(Exact name of registrant as specified in its charter)

Nevada	61-1779183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1258 – 720 King Street West, Suite 200 Toronto, Ontario, Canada	M5V 3S5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (239) 451-3016

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

45,300,000 common shares as of April 13, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean Phoenix Apps Inc., unless otherwise indicated.

General Overview and Current Business

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

Our company is currently researching other mobile application opportunities.

Currently, we do not have a source of revenue. We are not able to fund our cash requirements through our current operations. We have been reliant on loans by affiliated and non-affiliated parties to provide financial contributions and services to keep our company operating. Further, we believe that our company may have difficulties raising capital from other sources until we locate a prospective merger candidate through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail. We currently have no written or oral agreement from our majority shareholder to continue to provide financial contributions.

We do not have any subsidiaries.

We have not ever declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Employees

We have no employees. Our officers and directors furnish their time to the development of our company at no cost.

Emerging Growth Company Status

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

1.

The last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

2.

The last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective IPO registration statement;

3.	The date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non- convertible debt; or

4.	The date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 46, Code of Federal Regulations, or any successor thereto.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment and the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes. These exemptions are also available to us as a Smaller Reporting Company.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our corporate office is located at address is, 1258 – 720 King Street West, Suite 200 Toronto, Ontario, Canada M5V 3S5. Our offices are provided at no cost to our company.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company. To date, our company has never been involved in litigation, as either a party or a witness, nor has our company been involved in any legal proceedings commenced by any regulatory agency against our company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Number of Holders

As of April 13, 2018, we had a total of 45,300,000 shares issued and outstanding, which were held by a total of 42 shareholders of record.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2017 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2017.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2017.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 6 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations - Year Ended December 31, 2017 and the year ended December 31, 2016.

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2017, which are included herein.

Our operating results for the year ended December 31, 2017 and the year ended December 31, 2016 and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	December31, 2017	December 30, 2016	Change	%
Revenue	$1,258	$5,612	$(4,354)	-78%
Professional fees	(32,763)	(57,106)	24,343	-43%
Software development	(5,265)	(13,273)	8,008	-60%
Management fees	-	(48,490)	48,490	-100%
General and administrative	(36,420)	(26,918)	(9,502)	35%
Gain on disposal of assets and liabilities	8,248	-	8,248	100%
Interest expense	(47,132)	-	(47,132)	100%
Net loss	$(112,074)	$(140,175)	$28,101	-20%

For the year ended December 31, 2017 we had revenue of $1,258 compared to revenue of $5,612 for the year ended December 31, 2016. No revenue was generated during the six months ended December 31, 2017, as the Company disposed of their revenue generating mobile applications on July 1, 2017.

For the year ended December 31, 2017, we incurred $32,763 in professional fees, $5,265 in software development and $36,420 in general and administrative expenses, as well as a gain on disposal of assets and liabilities of $8,248 and interest expense of $47,132, resulting in a net loss of $112,074. For the year ended December 31, 2016, we incurred $57,106 in professional fees, $13,273 in software development, $48,490 in management fees and $26,918 in general and administrative expenses, resulting in an operating and net loss of $140,175. The decrease in net loss was due to a significant decrease in overall operations, offset by a gain on disposal of assets and interest expense incurred for the year ended December 31, 2017.

Liquidity and Financial Condition

Working Capital

	December 31, 2017	December 31, 2016	Change	%
Current Assets	$3,984	$14,392	$(10,408)	-72%
Current Liabilities	$65,016	$28,087	$36,929	131%
Working Capital (Deficit)	$(61,032)	$(13,695)	$(47,337)	346%

Cash Flows

	Year Ended
	December 31, 2017	December 30, 2016
Cash Flows used in Operating Activities	$(75,145)	$(110,608)
Cash Flows provided by Financing Activities	-	-
Cash Flows provided by Financing Activities	64,737	125,000
Net Increase (Decrease) in Cash During Period	$(10,408)	$14,392

As at December 31, 2017 our company’s cash balance was $3,984 and total assets were $3,984. As at December 31, 2016, our company’s cash balance was $14,392 and total assets were $14,392.

As at December 31, 2017, our company had total current liabilities of $65,016, compared with total current liabilities of $28,087 as at December 31, 2016.

As at December 31, 2017, our company had working capital deficit of $61,032 compared with working capital deficit of $13,695 as at December 31, 2016. The decrease in working capital deficit was primarily attributed to the increase in current liabilities from the issuance of a convertible promissory note for $42,760

Cash Flow from Operating Activities

During the year ended December 31, 2017, our company used $75,145 in cash from operating activities, compared to $110,608 cash used in operating activities during the year ended December 31, 2016. The cash used from operating activities for the year ended December 31, 2017 was attributed to a net loss of $112,074, amortization of debt discount of $42,760, a decrease in accounts payable and accrued liabilities of $10,203, and an increase in accrued interest of $4,372. The cash used from operating activities for the year ended December 31, 2016 was attributed to a net loss of $140,175, an increase in accounts payable and accrued liabilities of $28,087, and a decrease in accounts receivable of $1,480.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the year ended December 31, 2017 and the year ended December 31, 2016.

Cash Flow from Financing Activities

Net cash from financing activities was $64,737 for the year ended December 31, 2017 compared to net cash from financing activities of $125,000 for the year ended December 31, 2016. The positive cash flow from financing activities for the year ended December 31, 2017 was attributable to $42,760 proceeds from convertible promissory notes, and $21,977 proceeds from promissory note. For the year ended December 31, 2016, the net cash provided by financing activities were derived from issuance of common shares of $125,000.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance. We have generated nominal revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our website, and possible cost overruns due to the price and cost increases in supplies and services.

At present, we do not have enough cash on hand to cover operating costs for the next 12 months.

If we are unable to meet our needs for cash from either our current offering, operations, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

We have no plans to undertake any product research and development during the next twelve months. There are also no plans or expectations to acquire or sell any plant or plant equipment in the first year of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of the year ended December 31, 2017, we had an accumulated deficit of $(323,869). We believe that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to our company’s ability to continue as a going concern. Our company disposed of all revenue generating assets and is currently revising their future business operations and strategy. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. Our company’s management believes that these recent pronouncements will not have a material effect on our company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS INDEX

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Phoenix Apps, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Phoenix Apps, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2016.

Lakewood, CO

April 17, 2018

PHOENIX APPS, INC.

BALANCE SHEETS

	December31, 2017	December 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$3,984	$14,392
Total Current Assets	3,984	14,392

TOTAL ASSETS	3,984	14,392

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$17,884	$28,087
Accrued interest	4,372	-
Convertible promissory notes	42,760	-
Total Current Liabilities	65,016	28,087

Note payable	21,977	-
TOTAL LIABILITIES	86,993	28,087

Stockholders’ Deficit
Preferred stock: 10,000,000 authorized; $0.002 par value no shares issued and outstanding	-	-
Common stock: 190,000,000 authorized; $0.002 par value; 45,300,000 shares issued and outstanding	90,600	90,600
Additional paid-in capital	150,260	107,500
Accumulated deficit	(323,869)	(211,795)
Total Stockholders’ Deficit	(83,009)	(13,695)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,984	$14,392

The accompanying notes are an integral part of these audited financial statements.

PHOENIX APPS, INC.

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2017	2016

Net Revenue	$1,258	$5,612

OPERATING EXPENSES
Professional fees	32,763	57,106
Software development	5,265	13,273
Management fees	-	48,490
General and administrative	36,420	26,918
Total Operating Expenses	74,448	145,787

LOSS FROM OPERATIONS	(73,190)	(140,175)

OTHER INCOME (EXPENSES)
Gain on disposal of assets and liabilities	8,248	-
Interest expense	(47,132)	-
Total Other Income (Expenses)	(38,884)	-

LOSS BEFORE INCOME TAXES	(112,074)	(140,175)
Provision for income taxes	-	-

NET LOSS	$(112,074)	$(140,175)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	45,300,000	33,710,959

The accompanying notes are an integral part of these audited financial statements.

PHOENIX APPS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

Balance as of December 31, 2015	30,300,000	$60,600	$12,500	$(71,620)	$1,480
Net loss	-	-	-	(140,175)	(140,175)
Common shares issued	15,000,000	30,000	95,000	-	125,000
Balance as of December 31, 2016	45,300,000	$90,600	$107,500	$(211,795)	$(13,695)
Convertible promissory notes beneficial conversion feature	-	-	42,760	-	42,760
Net loss	-	-	-	(112,074)	(112,074)
Balance as of December 31, 2017	45,300,000	$90,600	$150,260	$(323,869)	$(83,009)

The accompanying notes are an integral part of these audited financial statements.

PHOENIX APPS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(112,074)	$(140,175)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of debt discount	42,760	-
Changes in operating assets and liabilities:
Accounts receivable	-	1,480
Accounts payable and accrued liabilities	(10,203)	28,087
Accrued interest	4,372	-
Net cash used in operating activities	(75,145)	(110,608)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued	-	125,000
Proceeds from convertible promissory notes	42,760	-
Proceeds from promissory note	21,977	-
Net cash provided by financing activities	64,737	125,000

Net increase (decrease) in cash and cash equivalents	(10,408)	14,392
Cash and cash equivalents - beginning of period	14,392	-
Cash and cash equivalents - end of period	$3,984	$14,392

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Convertible Promissory Notes issued	$42,760	$-

The accompanying notes are an integral part of these audited financial statements.

PHOENIX APPS INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Phoenix Apps, Inc. (“we”, or the “Company”) was incorporated in the State of Nevada on November 18, 2015, and commenced operations on November 30, 2015. The Company develops Android and Apple mobile applications. The Company’s fiscal year end is December 31.

On November 30, 2015, we acquired a portfolio of mobile software applications for smartphones and tablets (“Apps”) pursuant to an Asset Purchase Agreement (the “Agreement”), by and between the Company and third parties.

Under the terms of the Agreement, the parties agreed to sell certain assets, properties and contractual rights to the Company for $60,000 (the “Acquisition”). The $60,000 was paid by a related party, and subsequently, the Company provided 30,000,000 shares of its common stock to the related party for the $60,000 payment, and for a $12,500 payment for legal fees. Further, under the terms of the Agreement, the Company will employ two managers for a minimum term of one year. In addition, the individuals will be entitled to 10% of the Company’s annual profits as defined by the Agreement. The Company allocated the $60,000 purchase price to intangible assets as the assets purchased were without physical substance, and were paid by the related party. The intangible asset value was recorded as the full purchase price, and subsequently impaired as at December 31, 2015. In addition, under the terms of the Agreement, the employees were issued a total of 300,000 shares of common stock valued at par, $0.002 per share.

On May 13, 2016, the Company’s offering of 15,000,000 shares at $0.01 per share for total proceeds of $150,000 received a notice of effect from the Securities and Exchange Commission (“SEC”), and the Company commenced raising capital to fully implement its business plan. The offering was closed, and proceeds of $150,000 were received in relation to the 15,000,000 shares being issued, of which $25,000 was recorded as additional paid-in capital (“APIC”) resulting from direct legal costs to complete the offering.

On July 1, 2017, the Company entered into an agreement to dispose of their portfolio of revenue generating mobile software applications. Per the terms of the agreement, the Company’s two managers acquired the revenue generating assets from the Company, while forgiving all amounts owed to them as of July 1, 2017, and terminating the employment agreements held with the two managers.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are presented in US dollars. The Company’s fiscal year-end is December 31.

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

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 605,”Revenue Recognition.”

The Company recognizes revenue from services only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and
iv)	Collection is reasonably assured.

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

Research and Development Expenses

We follow ASC 730-10, “Research and Development,” and expense research and development costs when incurred. Accordingly, research and development costs for Software and Apps are expensed when the work has been performed or milestone results have been achieved. Research and development costs of $5,265 and $13,273 were incurred for the years ended December 31, 2017, and 2016, respectively.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes”, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the years ended December 31, 2017 and 2016.

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

In January 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are a SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

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

NOTE 3 – GOING CONCERN

As of the year ended December 31, 2017, the Company had an accumulated deficit of $(323,869). The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company disposed of all revenue generating assets and is currently revising their future business operations and strategy. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

	December 31,	December 31,
	2017	2016
Convertible Note - September 2017	$30,768	$-
Convertible Note - October 2017	5,977	-
Convertible Note - December 2017	6,015	-
	42,760	-
Less current portion of convertible notes payable	(42,760)	-
Long-term convertible notes payable	$-	$-

On September 30, 2017, the Company issued three convertible promissory notes for a total of $30,768 to non-related parties for payment made to vendors for operating expenses on behalf of the Company. The convertible promissory notes are unsecured, bear interest at 35%, are due on demand, and are convertible at $0.005 per share.

On October 27, 2017, the Company issued a convertible promissory note of $5,977 to a non-related party for an advancement to the Company. The convertible promissory note is unsecured, bears interest at 50%, is due on demand, and is convertible at $0.005 per share.

On December 31, 2017, the Company issued a convertible promissory note of $6,015 to a non-related party for payment made to vendors for operating expense on behalf of the Company. The convertible promissory note is unsecured, bears interest at 50%, is due on demand, and is convertible at $0.005 per share.

During the year ended December 31, 2017, the Company recognized amortization of discount, included in interest expense, of $42,760.

As of December 31, 2017, the accrued interest related to these convertible notes was $3,292.

NOTE 5 – NOTE PAYABLE

On January 11, 2017, the Company issued a promissory note for $21,977. The note bears interest at a rate of 5% per annum and the maturity date is December 31, 2019.

As of December 31, 2017, the accrued interest related to this promissory note was $1,080.

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

As of December 31, 2017 and 2016, the Company has 45,300,000 shares of common stock issued and outstanding.

During the year ended December 31, 2016, the Company received proceeds in the total amount of $150,000 from investors under the Company’s current offering at $0.01 per share, of which $25,000 was recorded as additional paid-in capital resulting from direct legal costs to complete the offering. A total of 15,000,000 common shares related to the offering were issued on October 10, 2016.

NOTE 7 – INCOME TAXES

The Company provides for income taxes under ASC 740, ”Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The provision for refundable federal income tax at 34% for the period ended December 31, 2017, and December 31, 2016, consisted of the following:

	Years ended
	December 31,
	2017	2016

Current operations	$38,105	$47,660
Less: valuation allowance	(38,105)	(47,660)
Net refundable amount	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	34.0%
Increase in valuation allowance	(34.0%)
Effective income tax rate	0.0%

Utilization of the NOL carry forwards, of approximately $323,869 for federal income tax reporting purposes, which begin to expire 2036, may be subject to an annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of December 31, 2017.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

On July 1, 2017, Mr. Wadden and Mr. Mirzaagha resigned their positions as directors of our company in connection with the termination of their employment agreements.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Yi Xing Wang	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	29	◆

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Yi Xing Wang - President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

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

Our company believes that Mr. Wang’s professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2017. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Colorado Revised Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2017, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and minimal revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2017 and 2016; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2017 and 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Yi Xing Wang President, CEO, CFO,	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Secretary and Director	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Corey Wadden	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former Business Development Manager and Director	2016	10,500	Nil	Nil	Nil	Nil	Nil	Nil	10,500

Saba Mirzaagha	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former Business Development Manager and Director	2016	10,500	Nil	Nil	Nil	Nil	Nil	Nil	10,500

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2017 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2017 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 13, 2018, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)(3)(4)(5)(6)
Yi Xing Wang Jintai Shequ Zhou Wu Ji Jie 35 Hao, Wang Jiang Qu Dongguan Shi, Guangdong 523000, China	30,000,000 Common Stock / Direct	66.23%
Directors and Executive Officers as a Group	30,000,000 Common Stock	66.23%

___________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 13, 2018. As of April 13, 2018 there were 45,300,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, Yi Xing Wang.

We have determined that we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2017 and for fiscal year ended December 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2017	December 31, 2016
Audit Fees	$ ◆	$15,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$ ◆	$15,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document.

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PHOENIX APPS INC.
(Registrant)

Dated: April 17, 2018	/s/ Yi Xing Wang
Yi Xing Wang
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 17, 2018	/s/ Yi Xing Wang
Yi Xing Wang
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

