Form 10-Q
period 2018-03-31
Phoenix Apps Inc.
filed 2018-05-15
CIK 1660839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

45,300,000 common shares issued and outstanding as of May 11, 2018.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FINANCIAL STATEMENTS INDEX

3

PHOENIX APPS, INC.

BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,565	$3,984
Total Current Assets	4,565	3,984

TOTAL ASSETS	4,565	3,984

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$18,625	$17,884
Accrued Interest	8,838	4,372
Convertible Promissory Notes	42,760	42,760
Note Payable	21,977	21,977
Total Current Liabilities	92,200	86,993

Total Liabilities	92,200	86,993

Stockholders’ Deficit
Preferred stock: 10,000,000 authorized; $0.002 par value no shares issued and outstanding
Common Stock: 190,000,000 authorized; $0.002 par value 45,300,000 shares issued and outstanding	90,600	90,600
Additional paid-in capital	150,260	150,260
Accumulated deficit	(328,495)	(323,869)
Total Stockholders’ Deficit	(87,635)	(83,009)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,565	$3,984

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX APPS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

REVENUE, NET OF FEES	$-	$591

OPERATING EXPENSES
Professional fees	-	750
Software development	-	4,490
General and administrative	160	19,630
Total Operating Expenses	160	24,870

LOSS FROM OPERATIONS	(160)	(24,279)

OTHER EXPENSES
Interest expense	(4,466)	(241)
	(4,466)	(241)

LOSS BEFORE INCOME TAXES	(4,626)	(24,520)
Provision for income taxes	-	-

NET LOSS	$(4,626)	$(24,520)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	45,300,000	45,300,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX APPS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,626)	$(24,520)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	741	2,256
Accrued interest	4,466	241
Net cash provided by (used in) operating activities	581	(22,023)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory note	-	21,977
Net cash provided by financing activities	-	21,977

Net increase (decrease) in cash and cash equivalents	581	(46)
Cash and cash equivalents - beginning of period	3,984	14,392
Cash and cash equivalents - end of period	$4,565	$14,346

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX APPS INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2017 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2017 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 17, 2018.

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

NOTE 3 – GOING CONCERN

As of the three months ended March 31, 2018, the Company had an accumulated deficit of $(328,495). The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company disposed of all revenue generating assets and is currently revising their future business operations and strategy. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

	March 31,	December 31,
	2018	2017
Convertible Note - September 2017	$30,768	$30,768
Convertible Note - October 2017	5,977	5,977
Convertible Note - December 2017	6,015	6,015
	42,760	42,760
Less current portion of convertible notes payable	(42,760)	(42,760)
Long-term convertible notes payable	$-	$-

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

As of March 31, 2018, the accrued interest related to these convertible notes was $7,483.

NOTE 5 – NOTE PAYABLE

On January 11, 2017, the Company issued a promissory note for $21,977. The note bears interest at a rate of 5% per annum and the maturity date is December 31, 2019.

As of March 31, 2018, the accrued interest related to this promissory note was $1,355.

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

As of March 31, 2018, the Company has 45,300,000 shares of common stock issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Three months ended March 31, 2018 and the three months ended March 31, 2017.

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended March 31, 2018, which are included herein.

Our operating results for the three months ended March 31, 2018 and the three months ended March 31, 2017 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	March31, 2018	March 31, 2017	Change	%
Revenue	$-	$591	$(591)	-100%
Professional fees	-	(750)	750	-100%
Software development	-	(4,490)	4,490	-100%
General and administrative	(160)	(19,630)	19,470	-99%
Interest expense	(4,466)	(241)	(4,225)	100%
Net loss	$(4,626)	$(24,520)	$19,894	-81%

For the three months ended March 31, 2018, we had revenue of $NIL compared to revenue of $591 for the three ended March 31, 2017. No revenue was generated during the three months ended March 31, 2018, as the Company disposed of their revenue generating mobile applications on July 1, 2017.

For the three months ended March 31, 2018, we incurred $160 in general and administrative expenses and interest expense of $4,466, resulting in a net loss of $4,626. For the three months ended March 31, 2017, we incurred $750in professional fees, $4,490 in software development, $19,630 in general and administrative expenses and interest expense of $241, resulting in an operating and net loss of $24,520. The decrease in net loss was due to a significant decrease in overall operations for the three months ended March 31, 2018.

Liquidity and Financial Condition

Working Capital

	March 31, 2018	December 31, 2017	Change	%
Current Assets	$4,565	$3,984	$581	15%
Current Liabilities	$92,200	$86,993	$5,207	6%
Working Capital (Deficit)	$(87,635)	$(83,009)	$(4,626)	6%

Cash Flows

	March 31, 2018	March 31, 2017
Cash Flows provided by (used in) Operating Activities	$581	$(22,023)
Cash Flows provided by Financing Activities	-	21,977
Net Increase (Decrease) in Cash During Period	$581	$(46)

As at March 31, 2018, our company’s cash balance was $4,565 and total assets were $4,565. As at December 31, 2017, our company’s cash balance was $3,984 and total assets were $3,984.

As at March 31, 2018, our company had total current liabilities of $92,200, compared with total current liabilities of $86,993 as at December 31, 2017.

As at March 31, 2018, our company had working capital deficit of $87,635 compared with working capital deficit of $83,009 as at December 31, 2017. The increase in working capital deficit was primarily attributed to the increase in current liabilities from the increase in accounts payable and accrued interest.

Cash Flow from Operating Activities

During the three months ended March 31, 2018, net cash provided by operating activities was $581, compared to $22,023 cash used in operating activities during the three months ended March 31, 2017. The cash provided by operating activities for the three months ended March 31, 2018 was attributed to a net loss of $4,626, an increase in accounts payable and accrued liabilities of $741, and an increase in accrued interest of $4,466. The cash used from operating activities for the three months ended March 31, 2017 was attributed to a net loss of $24,520, an increase in accounts payable and accrued liabilities of $2,256, and an increase in accrued interest of $241.

Cash Flow from Financing Activities

Net cash from financing activities was $NIL for the three months ended March 31, 2018 compared to net cash from financing activities of $21,977 for the three months ended March 31, 2017 derived from proceeds from promissory note.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

_______

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

PHOENIX APPS INC.
(Registrant)

Dated: May 15, 2018	/s/ Yi Xing Wang
Yi Xing Wang
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

