Form 10-Q
period 2018-06-30
Phoenix Apps Inc.
filed 2018-08-20
CIK 1660839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

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

45,300,000 common shares issued and outstanding as of August 14, 2018.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FINANCIAL STATEMENTS INDEX

3

PHOENIX APPS, INC.

BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$455	$3,984
Total Current Assets	455	3,984

TOTAL ASSETS	455	3,984

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$16,354	$17,884
Accrued Interest	13,354	4,372
Convertible Promissory Notes	68,894	42,760
Note Payable	21,977	21,977
Total Current Liabilities	120,579	86,993

Total Liabilities	120,579	86,993

Stockholders’ Deficit
Preferred stock: 10,000,000 authorized; $0.002 par value no shares issued and outstanding Common Stock: 190,000,000 authorized; $0.002 par value 45,300,000 shares issued and outstanding	90,600	90,600
Additional paid-in capital	176,394	150,260
Accumulated deficit	(387,118)	(323,869)
Total Stockholders’ Deficit	(120,124)	(83,009)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$455	$3,984

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX APPS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

REVENUE, NET OF FEES	$-	$667	$-	$1,258

OPERATING EXPENSES
Professional fees	23,434	22,703	23,434	23,453
Software development	-	775	-	5,265
General and administrative	4,539	15,641	4,699	35,271
Total Operating Expenses	27,973	39,119	28,133	63,989

LOSS FROM OPERATIONS	(27,973)	(38,452)	(28,133)	(62,731)

OTHER EXPENSES
Interest expense	(30,650)	(278)	(35,116)	(519)
	(30,650)	(278)	(35,116)	(519)

LOSS BEFORE INCOME TAXES	(58,623)	(38,730)	(63,249)	(63,250)
Provision for income taxes	-	-	-	-

NET LOSS	$(58,623)	$(38,730)	$(63,249)	$(63,250)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	45,300,000	45,300,000	45,300,000	45,300,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX APPS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(63,249)	$(63,250)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of debt discount	26,134	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,530)	27,448
Accrued interest	8,982	519
Net cash used in operating activities	(29,663)	(35,283)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory note	26,134	21,977
Net cash provided by financing activities	26,134	21,977

Net decrease in cash and cash equivalents	(3,529)	(13,306)
Cash and cash equivalents - beginning of period	3,984	14,392
Cash and cash equivalents - end of period	$455	$1,086

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Convertible promissory notes beneficial conversion feature	$26,134	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX APPS INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2017 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2017 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 17, 2018.

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

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 606,”Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company recognizes revenue when it satisfies its obligation by transferring control of the good or service to the customer. A performance obligation is satisfied over time if one of the following criteria are met:

a.	the customer simultaneously receives and consumes the benefits as the entity performs;

b.	the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or

c.	the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date.

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

NOTE 3 – GOING CONCERN

As of the three months ended March 31, 2018, the Company had an accumulated deficit of $(387,118). The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company disposed of all revenue generating assets and is currently revising their future business operations and strategy. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

	June 30,	December 31,
	2018	2017
Convertible Note - September 2017	$30,768	$30,768
Convertible Note - October 2017	5,977	5,977
Convertible Note - December 2017	6,015	6,015
Convertible Note - June 2018	26,134	-
	68,894	42,760
Less current portion of convertible notes payable	(68,894)	(42,760)
Long-term convertible notes payable	$-	$-

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

On June 30, 2018, the Company issued a convertible promissory note of $26,134 to a non-related party for payment made to vendors for operating expense on behalf of the Company. The convertible promissory note is unsecured, bears interest at 50%, is due on demand, and is convertible at $0.005 per share.

During the year ended December 31, 2017, the Company recognized amortization of discount, included in interest expense, of $42,760.

During the six months ended June 30 2018, the Company recognized amortization of discount, included in interest expense, of $26,134.

 As of June 30, 2018, the accrued interest related to these convertible notes was $11,721.

NOTE 5 – NOTE PAYABLE

On January 11, 2017, the Company issued a promissory note for $21,977. The note bears interest at a rate of 5% per annum and the maturity date is December 31, 2019.

As of June 30, 2018, the accrued interest related to this promissory note was $1,633.

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

As of June 30, 2018, the Company has 45,300,000 shares of common stock issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Three months ended June 30, 2018 and Three months ended June 30, 2017.

The following summary of our results of operations should be read in conjunction with our financial statements for the six months ended June 30, 2018, which are included herein.

Our operating results for the three months ended June 30, 2018 and the three months ended June 30, 2017 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	June 30, 2018	June 30, 2017	Change	%
Revenue	$-	$667	$(667)	-100%
Professional fees	(23,434)	(22,703)	(731)	3%
Software development	-	(775)	775	-100%
General and administrative	(4,539)	(15,641)	11,102	-71%
Interest expense	(30,650)	(278)	(30,372)	10925%
Net loss	$(58,623)	$(38,730)	$(19,893)	51%

For the three months ended June 30, 2018, we had revenue of $NIL compared to revenue of $667 for the three months ended June 30, 2017. No revenue was generated during the three months ended June 30, 2018, as we disposed of their revenue generating mobile applications on July 1, 2017.

For the three months ended June 30, 2018, we incurred professional fees of $23,434, general and administrative expenses of $4,539 and interest expense of $30,650, resulting in a net loss of $58,623. For the three months ended June 30, 2017, we incurred professional fees of $22,703, software development of $775, general and administrative expenses of $15,641 and interest expense of $278, resulting in an operating and net loss of $38,730. The increase in net loss was due to the increase in accrued interest and amortization on debt discount from convertible notes for the three months ended June 30, 2018.

Six months ended June 30, 2018 and Six months ended June 30, 2017.

Our operating results for the six months ended June 30, 2018 and the six months ended June 30, 2017 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended
	June 30, 2018	June 30, 2017	Change	%
Revenue	$-	$1,258	$(1,258)	-100%
Professional fees	(23,434)	(23,453)	19	0%
Software development	-	(5,265)	5,265	-100%
General and administrative	(4,699)	(35,271)	30,572	-87%
Interest expense	(35,116)	(519)	(34,597)	100%
Net loss	$(63,249)	$(63,250)	$1	0%

For the six months ended June 30, 2018, we had revenue of $NIL compared to revenue of $1,258 for the six months ended June 30, 2017. No revenue was generated during the six months ended June 30, 2018, as we disposed of their revenue generating mobile applications on July 1, 2017.

For the six months ended June 30, 2018, we incurred professional fees of $23,434, general and administrative expenses of $4,539 and interest expense of $35,116, resulting in a net loss of $63,249. For the six months ended June 30, 2017, we incurred professional fees of $25,453, software development of $5,265, general and administrative expenses of $35,271 and interest expense of $519, resulting in an operating and net loss of $63,250. Net loss for the comparative periods remains relatively consistent with higher interest cost incurred during the six months ended June 30, 2018 and higher general and administration and software development cost incurred during the six months ended June 30, 2017.

Liquidity and Financial Condition

Working Capital

	June 30, 2018	December 31, 2017	Change	%
Current Assets	$455	$3,984	$(3,529)	-89%
Current Liabilities	$120,579	$86,993	$33,586	39%
Working Capital Deficit	$(120,124)	$(83,009)	$(37,115)	45%

Cash Flows

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash Flows used in Operating Activities	$(29,663)	$(35,283)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	26,134	21,977
Net Decrease in Cash During Period	$(3,529)	$(13,306)

As at June 30, 2018, our cash balance was $455 and total assets were $455. As at December 31, 2017, our cash balance was $3,984 and total assets were $3,984.

As at June 30, 2018, we had total current liabilities of $120,579, compared with total current liabilities of $86,993 as at December 31, 2017.

As at June 30, 2018, we had working capital deficit of $120,124 compared with working capital deficit of $83,009 as at December 31, 2017. The increase in working capital deficit was primarily attributed to the increase in convertible notes payable and accrued interest and the decrease in cash and cash equivalents.

Cash Flow from Operating Activities

During the six months ended June 30, 2018, net cash used in operating activities was $29,663, compared to $35,283 during the three months ended June 30, 2017.

The net cash used in operating activities for the six months ended June 30, 2018 was attributed to a net loss of $63,249, increased by a decrease in accounts payable and accrued liabilities of $1,530, and decreased by amortization of debt discount of $26,134 and an increase in accrued interest of $8,982.

The cash used from operating activities for the six months ended June 30, 2017 was attributed to a net loss of $63,250, decreased by an increase in accounts payable and accrued liabilities of $27,448, and an increase in accrued interest of $519.

Cash Flow from Investing Activities

We did not use any funds for investing activities in the six months ended June 30, 2018 or the six months ended June 30, 2017.

Cash Flow from Financing Activities

Net cash from financing activities was $26,134 for the six months ended June 30, 2018 derived from proceeds from proceeds from promissory notes, compared to net cash from financing activities of $21,977 for the six months ended June 30, 2017 derived from proceeds from promissory note.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PHOENIX APPS INC.
(Registrant)

Dated: August 20, 2018	/s/ Yi Xing Wang
Yi Xing Wang
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

