Form 10-K
period 2018-12-31
Phoenix Apps Inc.
filed 2019-03-19
CIK 1660839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2018, was $1,530,000 based on a $0.10 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

45,300,000 common shares as of March 19, 2019.

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

We do not have a corporate website.

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

3.	The date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non- convertible debt; or

4.	The date on which such issuer is deemed to be a 'large accelerated filer', as defined in section 240.12b-2 of title 46, Code of Federal Regulations, or any successor thereto.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed for quotation on the Pink Sheets of the OTC Markets, under the symbol "APXX".

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

Number of Holders

As of March 19, 2019, we had a total of 45,300,000 shares issued and outstanding, which were held by a total of 44 shareholders of record.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2018 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2018.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2018.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations - Year Ended December 31, 2018 and the year ended December 31, 2017.

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2018, which are included herein.

Our operating results for the year ended December 31, 2018 and the year ended December 31, 2018 and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	December 31, 2018	December 31, 2017	Change
Revenue	$-	$1,258	$(1,258)
Professional fees	(31,937)	(32,763)	826
Software development	-	(5,265)	5,265
General and administrative	(5,302)	(36,420)	31,118
Gain on disposal of assets and liabilities	-	8,248	(8,248)
Interest expense	(57,505)	(47,132)	(10,373)
Net loss	$(94,744)	$(112,074)	$17,330

No revenue was generated during year ended December 31, 2018, as we disposed of their revenue generating mobile applications on July 1, 2017. For the year ended December 31, 2017, we recognized revenue of $1,258.

For the year ended December 31, 2018, we incurred professional fees of $31,937, general and administrative expenses of $5,302 and interest expense of $57,505, resulting in a net loss of $94,744. For the year ended December 31, 2017, we incurred professional fees of $32,763, software development cost of $5,265, general and administrative expenses of $36,420, interest expense of $47,132, and recognized gain on disposal of assets and liabilities of $8,248, resulting in an operating and net loss of $112,074. The decrease in net loss was mainly attributed to the decrease in general and administrative expenses during the year ended December 31, 2018.

Liquidity and Financial Condition

Working Capital

	As at	As at
	December 31, 2018	December 31, 2017	Change
Current Assets	$-	$3,984	$(3,984)
Current Liabilities	$145,616	$86,993	$58,623
Working Capital (Deficit)	$(145,616)	$(83,009)	$(62,607)

Cash Flows

	Year Ended
	December 31, 2018	December 31, 2017
Cash Flows used in Operating Activities	$(36,121)	$(75,145)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	32,137	64,737
Net Decrease in Cash During Period	$(3,984)	$(10,408)

Our total current assets as of December 31, 2018 were $NIL as compared to total current assets of $3,984 as of December 31, 2017. The decrease was primarily due to the closure of the corporate bank account.

Our total current liabilities as of December 31, 2018 were $145,616 compared to total current liabilities of $86,993 of December 31, 2017. The increase was primarily due to the increase in convertible promissory note payable and accrued interest.

Operating Activities

Net cash used in operating activities was $36,121for the year ended December 31, 2018 compared with net cash used in operating activities of $75,145 during the year ended December 31, 2017.

The net cash used in operating activities for the year ended December 31, 2018 was attributed to a net loss of $94,744, offset by the amortization of debt discount of $32,137, and increase in accounts payable and accrued liabilities of $1,117 and an increase in accrued interest of $25,369.

The cash used from operating activities for the year ended December 31, 2017 was attributed to a net loss of $112,074, increase by a decrease in accounts payable and accrued liabilities of $10,203, and was decreased by amortization of debt discount of $42,760 and an increase in accrued interest of $4,372.

Investing Activities

We did not use any funds for investing activities in the years ended December 31, 2018 and December 31, 2017.

Financing Activities

Net cash from financing activities was $32,137 for the year ended December 31, 2018 derived from proceeds from promissory note, compared to net cash from financing activities of $64,737 for the year ended December 31, 2017 derived from proceeds from convertible promissory notes of $42,760 and promissory note of $21,977.

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

Going Concern

As of the year ended December 31, 2018, we had an accumulated deficit of $418,613. We believe that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to our company’s ability to continue as a going concern. Our company disposed of all revenue generating assets and is currently revising their future business operations and strategy. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Contractual Obligations

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. Our company's management believes that these recent pronouncements will not have a material effect on our company's financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS INDEX

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Phoenix Apps, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Phoenix Apps, Inc. (the "Company") as of December 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2016.

Lakewood, CO

March 19, 2019

PHOENIX APPS, INC.

BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS
Current Assets
Cash and cash equivalents	$-	$3,984
TOTAL ASSETS	-	3,984

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$19,001	$17,884
Accrued Interest	29,741	4,372
Convertible Promissory Notes	74,897	42,760
Note Payable	21,977	21,977
Total Current Liabilities	145,616	86,993

Total Liabilities	145,616	86,993

Stockholders’ Deficit
Preferred stock: 10,000,000 authorized; $0.002 par value no shares issued and outstanding	-	-
Common Stock: 190,000,000 authorized; $0.002 par value 45,300,000 shares issued and outstanding	90,600	90,600
Additional paid-in capital	182,397	150,260
Accumulated deficit	(418,613)	(323,869)
Total Stockholders’ Deficit	(145,616)	(83,009)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$3,984

 The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX APPS, INC.

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2018	2017

REVENUE, NET OF FEES	$-	$1,258

OPERATING EXPENSES
Professional fees	31,937	32,763
Software development	-	5,265
General and administrative	5,302	36,420
Total Operating Expenses	37,239	74,448

LOSS FROM OPERATIONS	(37,239)	(73,190)

OTHER EXPENSES
Gain on disposal of assets and liabilities	-	8,248
Interest expense	(57,505)	(47,132)
	(57,505)	(38,884)

LOSS BEFORE INCOME TAXES	(94,744)	(112,074)
Provision for income taxes	-	-

NET LOSS	$(94,744)	$(112,074)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	45,300,000	45,300,000

 The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX APPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity

Balance - December 31, 2016	45,300,000	$90,600	$107,500	$(211,795)	$(13,695)
Convertible promissory notes beneficial conversion feature	-	-	42,760	-	42,760
Net loss	-	-	-	(112,074)	(112,074)
Balance - December 31, 2017	45,300,000	$90,600	$150,260	$(323,869)	$(83,009)
Convertible promissory notes beneficial conversion feature	-	-	32,137	-	32,137
Net loss	-	-	-	(94,744)	(94,744)
Balance - December 31, 2018	45,300,000	$90,600	$182,397	$(418,613)	$(145,616)

PHOENIX APPS, INC.

STATEMENTS OF CASH FLOWS

	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(94,744)	$(112,074)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of debt discount	32,137	42,760
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,117	(10,203)
Accrued interest	25,369	4,372
Net cash used in operating activities	(36,121)	(75,145)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory notes	-	42,760
Proceeds from promissory note	32,137	21,977
Net cash provided by financing activities	32,137	64,737

Net decrease in cash and cash equivalents	(3,984)	(10,408)
Cash and cash equivalents - beginning of period	3,984	14,392
Cash and cash equivalents - end of period	$-	$3,984

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Convertible promissory notes beneficial conversion feature	$32,137	$42,760

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX APPS INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

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

The company is currently researching other mobile application opportunities.

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

Research and Development Expenses

We follow ASC 730-10, “Research and Development,” and expense research and development costs when incurred. Accordingly, research and development costs for Software and Apps are expensed when the work has been performed or milestone results have been achieved. Research and development costs of $0 and $5,265 were incurred for the years ended December 31, 2018, and 2017, respectively.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes”, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized. (see Note 7)

Basic and Diluted Income (Loss) Per Share

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

No potentially dilutive debt or equity instruments were issued or outstanding during the years ended December 31, 2018 and 2017.

Recent accounting pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

As of the year ended December 31, 2018, the Company had an accumulated deficit of $(418,613). During the year ended December 31, 2018, the Company had no revenue and incurred net loss of $94,744. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company disposed of all revenue generating assets and is currently revising their future business operations and strategy. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

	December 31,	December 31,
	2018	2017
Convertible Note - September 2017	$30,768	$30,768
Convertible Note - October 2017	5,977	5,977
Convertible Note - December 2017	6,015	6,015
Convertible Note - June 2018	26,134	-
Convertible Note - September 2018	4,522	-
Convertible Note - December 2018	1,481	-
	74,897	42,760
Less current portion of convertible notes payable	(74,897)	(42,760)
Long-term convertible notes payable	$-	$-

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

On December 31, 2018, the Company issued a convertible promissory note of $1,481 to a non-related party for payment made to vendors for operating expense on behalf of the Company. The convertible promissory note is unsecured, bears interest at 50%, is due on demand, and is convertible at $0.005 per share.

During the year ended December 31, 2018, the Company recognized amortization of discount, included in interest expense, of $32,137.

As of December 31, 2018 and December 31, 2017, the accrued interest related to these convertible notes was $27,546 and $3,292, respectively.

NOTE 5 – NOTE PAYABLE

On January 11, 2017, the Company issued a promissory note for $21,977. The note bears interest at a rate of 5% per annum and the maturity date is December 31, 2019.

As of December 31, 2018, the accrued interest related to this promissory note was $2,195 and 1,080, respectively.

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

As of December 31, 2018, the Company has 45,300,000 shares of common stock issued and outstanding.

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the year ended December 31, 2018. The Company’s financial statements for the year ended December 31, 2018 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2018 and 2017, are as follows:

	December 31,	December 31,
	2018	2017
Net operating loss carryforward	$(418,613)	$(323,869)
Effective tax rate	21%	21%
Deferred tax asset	(87,909)	(68,012)
Less: Valuation allowance	87,909	68,012
Net deferred asset	$-	$-

As of December 31, 2018, utilization of the NOL carry forwards, which will begin to expire between 2035 and 2038, of $418,613 for federal income tax reporting purposes, may be subject to an annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

Tax returns for the years ended 2015 through 2018 are subject to review by the tax authorities.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of December 31, 2018.

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

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Yi Xing Wang	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	30	November 18, 2015

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

Our company believes that Mr. Wang's professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

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

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2018. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Colorado Revised Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2018, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2018 and 2017; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2018 and 2017, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Yi Xing Wang President,	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
CEO, CFO, Secretary and Director	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Corey Wadden(1)	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former Business Development Manager and Director	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Saba Mirzaagha(2)	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former Business Development Manager and Director	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

_________________

(1)	On July 1, 2017, the employment agreement with Mr. Wadden was terminated and Mr. Wadden no longer serves as Business Development Manager, or as a director of our company.
(2)	On July 1, 2017, the employment agreement with Mr. Mirzaagha was terminated and Mr. Mirzaagha no longer serves as Business Development Manager, or as a director of our company

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

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2018 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2018 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 19, 2019, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)(3)(4)(5)(6)
Yi Xing Wang Jintai Shequ Zhou Wu Ji Jie 35 Hao, Wang Jiang Qu Dongguan Shi, Guangdong 523000, China	30,000,000 Common Stock / Direct	66.23%
Directors and Executive Officers as a Group	30,000,000 Common Stock	66.23%

_____________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 19, 2019. As of March 19, 2019 there were 45,300,000 shares of our company’s common stock issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2018 and for fiscal year ended December 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2018	December 31, 2017
Audit Fees	$17,500	$18,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$17,500	$18,000

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

___________

*        Filed herewith.

**     Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PHOENIX APPS INC.
(Registrant)

Dated: March 19, 2019	/s/ Yi Xing Wang
Yi Xing Wang
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 19, 2019	/s/ Yi Xing Wang
Yi Xing Wang
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

