Form 10-Q
period 2019-03-31
Phoenix Apps Inc.
filed 2019-05-13
CIK 1660839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

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

45,300,000 common shares issued and outstanding as of May ___, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHOENIX APPS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$21,065	$19,001
Accrued Interest	38,224	29,741
Convertible Promissory Notes	88,428	74,897
Note Payable	21,977	21,977
Total Current Liabilities	169,694	145,616

Total Liabilities	169,694	145,616

Stockholders’ Deficit
Preferred stock: 10,000,000 authorized; $0.002 par value no shares issued and outstanding	-	-
Common Stock: 190,000,000 authorized; $0.002 par value 45,300,000 shares issued and outstanding	90,600	90,600
Additional paid-in capital	195,928	182,397
Accumulated deficit	(456,222)	(418,613)
Total Stockholders’ Deficit	(169,694)	(145,616)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX APPS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

REVENUE, NET OF FEES	$-	$-

OPERATING EXPENSES
Professional fees	15,141	-
General and administrative	454	160
Total Operating Expenses	15,595	160

LOSS FROM OPERATIONS	(15,595)	(160)

OTHER EXPENSE
Interest expense	(22,014)	(4,466)
	(22,014)	(4,466)

LOSS BEFORE INCOME TAXES	(37,609)	(4,626)
Provision for income taxes	-	-

NET LOSS	$(37,609)	$(4,626)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	45,300,000	45,300,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX APPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the three month period ended March 31 2019

(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - December 31, 2018	45,300,000	$90,600	$182,397	$(418,613)	$(145,616)
Convertible promissory notes beneficial conversion feature	-	-	13,531	-	13,531
Net loss	-	-	-	(37,609)	(37,609)
Balance - March 31, 2019	45,300,000	$90,600	$195,928	$(456,222)	$(169,694)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX APPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the three month period ended March 31 2018

(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - December 31, 2017	45,300,000	$90,600	$150,260	$(323,869)	$(83,009)
Net loss	-	-	-	(4,626)	(4,626)
Balance - March 31, 2018	45,300,000	$90,600	$150,260	$(328,495)	$(87,635)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX APPS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,609)	$(4,626)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of debt discount	13,531	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,064	741
Accrued interest	8,483	4,466
Net cash provided by (used in) operating activities	(13,531)	581

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory note	13,531	-
Net cash provided by financing activities	13,531	-

Net increase in cash and cash equivalents	-	581
Cash and cash equivalents - beginning of period	-	3,984
Cash and cash equivalents - end of period	$-	$4,565

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Convertible promissory notes beneficial conversion feature	$13,531	$42,760

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX APPS INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 19, 2019.

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

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codificaiton (“ASC”) 606,”Revenue Recognition” following the five steps procedure:

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

Research and Development Expenses

We follow FASB ASC 730-10, “Research and Development,” and expense research and development costs when incurred. Accordingly, research and development costs for Software and Apps are expensed when the work has been performed or milestone results have been achieved.

Income Taxes

The Company accounts for income taxes in accordance with FASB Topic 740, “Income Taxes”, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three months ended March 31, 2019 and 2018.

Recent accounting pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

As of the three months ended March 31, 2019, the Company had an accumulated deficit of $(456,222). During the three months ended March 31, 2019, the Company had no revenue and incurred net loss of $37,609. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company disposed of all revenue generating assets and is currently revising their future business operations and strategy. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

	March 31,	December 31,
	2019	2018
Convertible Note - September 2017	$30,768	$30,768
Convertible Note - October 2017	5,977	5,977
Convertible Note - December 2017	6,015	6,015
Convertible Note - June 2018	26,134	26,134
Convertible Note - September 2018	4,522	4,522
Convertible Note - December 2018	1,481	1,481
Convertible Note - March 2019	13,531	-
	88,428	74,897
Less current portion of convertible notes payable	(88,428)	(74,897)
Long-term convertible notes payable	$-	$-

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

On March 31, 2019, the Company issued a convertible promissory note of $13,531 to a non-related party for payment made to vendors for operating expense on behalf of the Company. The convertible promissory note is unsecured, bears interest at 50%, is due on demand, and is convertible at $0.005 per share.

During the three months ended March 31, 2019 and 2018, the Company recognized amortization of discount, included in interest expense, of $13,531 and $0, respectively.

As of March 31, 2019 and December 31, 2018, the accrued interest related to these convertible notes was $35,755 and $27,546, respectively.

NOTE 5 – NOTE PAYABLE

On January 11, 2017, the Company issued a promissory note for $21,977. The note bears interest at a rate of 5% per annum and the maturity date is December 31, 2019.

As of March 31, 2019 and December 31, 2018, the accrued interest related to this promissory note was $2,469 and 2,195, respectively.

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

As of March 31, 2019 and December 31, 2018, the Company has 45,300,000 shares of common stock issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2019 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our address is 1258 – 720 King Street West, Suite 200, Toronto, Ontario Canada M5V 3S5. We do not have a corporate website.

We do not have any subsidiaries.

We have not ever declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Results of Operations – Three Months Ended March 31, 2019 and March 31, 2018

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended March 31, 2019, which are included herein.

Our operating results for the three months ended March 31, 2019 and the three months ended March 31, 2018 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018	Change
Revenue	$-	$-	$-
Professional fees	(15,141)	-	(15,141)
General and administrative	(454)	(160)	(294)
Interest expense	(22,014)	(4,466)	(17,548)
Net loss	$(37,609)	$(4,626)	$(32,983)

No revenue was generated during three months ended March 31, 2019 and March 31, 2018, as we disposed of their revenue generating mobile applications on July 1, 2017.

For the three months ended March 31, 2019, we incurred professional fees of $15,141, general and administrative expenses of $454 and interest expense of $22,014, resulting in a net loss of $37,609. For the three months ended March 31, 2018, we incurred general and administrative expenses of $160 and interest expense of $4,466, resulting in a net loss of $4,626. The increase in net loss was mainly attributed to the increase in professional fees and increase in interest expense during the three months ended March 31, 2019.

Liquidity and Financial Condition

Working Capital

	As at	As at
	March 31, 2019	December 31, 2018	Change
Current Assets	$-	$-	$-
Current Liabilities	$169,694	$145,616	$24,078
Working Capital (Deficit)	$(169,694)	$(145,616)	$(24,078)

Cash Flows

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash Flows provided by (used in) Operating Activities	$(13,531)	$581
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	13,531	-
Net Decrease in Cash During Period	$-	$581

We had no current assets as of March 31, 2019 and December 31, 2018.

Our total current liabilities as of March 31, 2019 were $169,694 compared to total current liabilities of $145,616 as of December 31, 2018. The increase was primarily due to the increase in convertible promissory note payable and accrued interest.

Operating Activities

Net cash used in operating activities was $13,531 for the three months ended March 31, 2019 compared with net cash provided by operating activities of $581 during three months ended March 31, 2018.

The net cash used in operating activities for three months ended March 31, 2019 was attributed to a net loss of $37,609, offset by the amortization of debt discount of $13,531, and increase in accounts payable and accrued liabilities of $2,064 and an increase in accrued interest of $8,483.

The net cash used in operating activities for three months ended March 31, 2018 was attributed to a net loss of $4,626, offset by an increase in accounts payable and accrued liabilities of $741 and an increase in accrued interest of $4,466.

Investing Activities

We did not use any funds for investing activities in the three months ended March 31, 2019 and March 31, 2018.

Financing Activities

Net cash provided by financing activities was $13,531 for the three months ended March 31, 2019 derived from proceeds from promissory note, compared to $0 during the three months ended March 31, 2018.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On March 31, 2019, the Company issued a convertible promissory note of $13,531 to a non-related party for payment made to vendors for operating expense on behalf of the Company. The convertible promissory note is unsecured, bears interest at 50%, is due on demand, and is convertible at $0.005 per share.

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

PHOENIX APPS INC.
(Registrant)

Dated: May 13, 2019	/s/ Yi Xing Wang
Yi Xing Wang
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

