Form 10-Q
period 2019-06-30
Phoenix Apps Inc.
filed 2019-07-22
CIK 1660839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ YES      ☒ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES      ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

45,300,000 common shares issued and outstanding as of July ___, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHOENIX APPS, INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2019	December 31, 2018

ASSETS
Current Assets
Cash and cash equivalents	$-	$-
TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$16,651	$19,001
Accrued Interest	48,511	29,741
Convertible Promissory Notes	97,533	74,897
Note Payable	21,977	21,977
Total Current Liabilities	184,672	145,616

Total Liabilities	184,672	145,616

Stockholders’ Deficit
Preferred stock: 10,000,000 authorized; $0.002 par value no shares issued and outstanding	-	-
Common Stock: 190,000,000 authorized; $0.002 par value 45,300,000 shares issued and outstanding	90,600	90,600
Additional paid-in capital	205,033	182,397
Accumulated deficit	(480,305)	(418,613)
Total Stockholders’ Deficit	(184,672)	(145,616)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX APPS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

REVENUE, NET OF FEES	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	4,236	23,434	19,377	23,434
General and administrative	454	4,539	908	4,699
Total Operating Expenses	4,690	27,973	20,285	28,133

LOSS FROM OPERATIONS	(4,690)	(27,973)	(20,285)	(28,133)

OTHER EXPENSE
Interest expense	(19,393)	(30,650)	(41,407)	(35,116)
	(19,393)	(30,650)	(41,407)	(35,116)

LOSS BEFORE INCOME TAXES	(24,083)	(58,623)	(61,692)	(63,249)
Provision for income taxes	-	-	-	-

NET LOSS	$(24,083)	$(58,623)	$(61,692)	$(63,249)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	45,300,000	45,300,000	45,300,000	45,300,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX APPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the six month period ended June 30, 2019

(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2018	45,300,000	$90,600	$182,397	$(418,613)	$(145,616)
Convertible promissory notes beneficial conversion feature	-	-	13,531	-	13,531
Net loss	-	-	-	(37,609)	(37,609)
Balance - March 31, 2019	45,300,000	$90,600	$195,928	$(456,222)	$(169,694)

Convertible promissory notes beneficial conversion feature	-	-	9,105	-	9,105
Net loss	-	-	-	(24,083)	(24,083)
Balance - June 30, 2019	45,300,000	$90,600	$205,033	$(480,305)	$(184,672)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX APPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the six month period ended June 30, 2018

(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2017	45,300,000	$90,600	$150,260	$(323,869)	$(83,009)
Net loss	-	-	-	(4,626)	(4,626)
Balance - March 31, 2018	45,300,000	$90,600	$150,260	$(328,495)	$(87,635)

Convertible promissory notes beneficial conversion feature	-	-	26,134	-	26,134
Net loss	-	-	-	(58,623)	(58,623)
Balance - June 30, 2018	45,300,000	$90,600	$176,394	$(387,118)	$(120,124)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX APPS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(61,692)	$(63,249)
Adjustments to reconcile net (loss) to net cash from operating activities:
Amortization of debt discount	22,636	26,134
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(2,350)	(1,530)
Accrued interest	18,770	8,982
Net cash used in operating activities	(22,636)	(29,663)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory note	22,636	26,134
Net cash provided by financing activities	22,636	26,134

Net changes in cash and cash equivalents	-	(3,529)
Cash and cash equivalents - beginning of period	-	3,984
Cash and cash equivalents - end of period	$-	$455

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Convertible promissory notes beneficial conversion feature	$22,636	$26,134

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX APPS INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 19, 2019.

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

Research and Development Expenses

We follow FASB ASC 730-10, ”Research and Development,” and expense research and development costs when incurred. Accordingly, research and development costs for Software and Apps are expensed when the work has been performed or milestone results have been achieved.

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

NOTE 3 – GOING CONCERN

As of the six months ended June 30, 2019, the Company had an accumulated deficit of $480,305. During the six months ended June 30, 2019, the Company had no revenue and incurred net loss of $61,692. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company disposed of all revenue generating assets and is currently revising their future business operations and strategy. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

	March 31,	December 31,
	2019	2018
Convertible Note - September 2017	$30,768	$30,768
Convertible Note - October 2017	5,977	5,977
Convertible Note - December 2017	6,015	6,015
Convertible Note - June 2018	26,134	26,134
Convertible Note - September 2018	4,522	4,522
Convertible Note - December 2018	1,481	1,481
Convertible Note - March 2019	13,531	-
Convertible Note - June 2019	9,105	-

	97,533	74,897
Less current portion of convertible notes payable	(97,533)	(74,897)
Long-term convertible notes payable	$-	$-

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

On June 30, 2019, the Company issued a convertible promissory note of $9,105 to a non-related party for payment made to vendors for operating expense on behalf of the Company. The convertible promissory note is unsecured, bears interest at 50%, is due on demand, and is convertible at $0.005 per share.

During the six months ended June 30, 2019 and 2018, the Company recognized amortization of discount, included in interest expense, of $22,636 and $26,134, respectively.

As of June 30, 2019 and December 31, 2018, the accrued interest related to these convertible notes was $46,042 and $27,546, respectively.

NOTE 5 – NOTE PAYABLE

On January 11, 2017, the Company issued a promissory note for $21,977. The note bears interest at a rate of 5% per annum and the maturity date is December 31, 2019.

As of June 30, 2019 and December 31, 2018, the accrued interest related to this promissory note was $2,469 and 2,195, respectively.

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

As of June 30, 2019 and December 31, 2018, the Company has 45,300,000 shares of common stock issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2019 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

For the three months ended June 30, 2019 compared with three months ended June 30, 2018

The following summary of our results of operations should be read in conjunction with our financial statements for the six months ended June 30, 2019, which are included herein.

Our operating results for the three months ended June 30, 2019 and the three months ended June 30, 2018 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	June 30, 2019	June 30, 2018	Change
Revenue	$-	$-	$-
Professional fees	(4,236)	(23,434)	19,198
General and administrative	(454)	(4,539)	4,085
Interest expense	(19,393)	(30,650)	11,257
Net loss	$(24,083)	$(58,623)	$34,540

No revenue was generated during three months ended June 30, 2019 and June 30, 2018, as we disposed of the revenue generating mobile applications on July 1, 2017.

For the three months ended June 30, 2019, we incurred professional fees of $4,236, general and administrative expenses of $453 and interest expense of $19,393, resulting in a net loss of $24,083. For the three months ended June 30, 2018, we incurred professional fees of $23,434, general and administrative expenses of $4,539 and interest expense of $30,650, resulting in a net loss of $58,623. The decrease in net loss was mainly attributed to the decrease in professional fees, general and administrative expenses and interest expense during the three months ended June 30, 2019.

For the six months ended June 30, 2019 compared with six months ended June 30, 2018

Our operating results for the six months ended June 30, 2019 and the six months ended June 30, 2018 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended
	June 30, 2019	June 30, 2018	Change
Revenue	$-	$-	$-
Professional fees	(19,377)	(23,434)	4,057
General and administrative	(908)	(4,699)	3,791
Interest expense	(41,407)	(35,116)	(6,291)
Net loss	$(61,692)	$(63,249)	$1,557

No revenue was generated during six months ended June 30, 2019 and June 30, 2018, as we disposed of the revenue generating mobile applications on July 1, 2017.

For the six months ended June 30, 2019, we incurred professional fees of $19,377, general and administrative expenses of $908 and interest expense of $41,407, resulting in a net loss of $61,692. For the six months ended June 30, 2018, we incurred professional fees of $23,434, general and administrative expenses of $4,699 and interest expense of $35,116, resulting in a net loss of $63,249. The decrease in net loss was mainly attributed to the decrease in professional fees and general and administrative expenses during the six months ended June 30, 2019.

Liquidity and Financial Condition

Working Capital

	As at	As at
	June 30, 2019	December 31, 2018	Change
Current Assets	$-	$-	$-
Current Liabilities	$184,672	$145,616	$39,056
Working Capital (Deficit)	$(184,672)	$(145,616)	$(39,056)

We had no current assets as of June 30, 2019 and December 31, 2018.

Our total current liabilities as of June 30, 2019 were $184,672 compared to total current liabilities of $145,616 as of December 31, 2018. The increase was primarily due to the increase in convertible promissory note payable and accrued interest.

Cash Flows

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash Flows used in Operating Activities	$(22,636)	$(29,663)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	22,636	26,134
Net Decrease in Cash During Period	$-	$(3,529)

Operating Activities

Net cash used in operating activities was $22,636 for the six months ended June 30, 2019 compared with net cash used in operating activities of $29,663 during six months ended June 30, 2018.

The net cash used in operating activities for six months ended June 30, 2019 was attributed to a net loss of $61,692, increased by a decrease in accounts payable and accrued liabilities of $2,350, offset by the amortization of debt discount of $22,636 and an increase in accrued interest of $18,770.

The net cash used in operating activities for six months ended June 30, 2018 was attributed to a net loss of $63,249, increased by a decrease in accounts payable and accrued liabilities of $1,530, offset by the amortization of debt discount of $26,134 and an increase in accrued interest of $8,982.

Investing Activities

We did not use any funds for investing activities in the six months ended June 30, 2019 and June 30, 2018.

Financing Activities

Net cash provided by financing activities was $22,636 for the six months ended June 30, 2019 derived from proceeds from promissory note, compared to $26,134 during the six months ended June 30, 2018.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On June 30, 2019, the Company issued a convertible promissory note of $9,105 to a non-related party for payment made to vendors for operating expense on behalf of the Company. The convertible promissory note is unsecured, bears interest at 50%, is due on demand, and is convertible at $0.005 per share.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHOENIX APPS INC.
(Registrant)

Dated: July 22, 2019	/s/ Yi Xing Wang
Yi Xing Wang
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

