Form 10-Q
period 2019-09-30
Phoenix Apps Inc.
filed 2019-11-12
CIK 1660839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

45,300,000 common shares issued and outstanding as of November 4, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHOENIX APPS, INC.

BALANCE SHEETS

(Unaudited)

	September 30, 2019	December 31, 2018

ASSETS
Current Assets
Cash and cash equivalents	$-	$-
TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities

Accounts payable and accrued liabilities	$19,603	$19,001
Accrued Interest	59,756	29,741
Convertible Promissory Notes	99,533	74,897
Note Payable	21,977	21,977
Total Current Liabilities	200,869	145,616

Total Liabilities	200,869	145,616

Stockholders’ Deficit
Preferred stock: 10,000,000 authorized; $0.002 par value no shares issued and outstanding	-	-
Common Stock: 190,000,000 authorized; $0.002 par value 45,300,000 shares issued and outstanding	90,600	90,600
Additional paid-in capital	207,033	182,397
Accumulated deficit	(498,502)	(418,613)
Total Stockholders’ Deficit	(200,869)	(145,616)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

PHOENIX APPS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	ThreeMonthsEnded		Nine Months Ended
	September30,		September 30,
	2019	2018	2019	2018

REVENUE, NET OF FEES	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	4,500	4,522	23,877	27,956
General and administrative	453	48	1,361	4,747
Total Operating Expenses	4,953	4,570	25,238	32,703

LOSS FROM OPERATIONS	(4,953)	(4,570)	(25,238)	(32,703)

OTHER EXPENSE
Interest expense	(13,244)	(12,426)	(54,651)	(47,542)
	(13,244)	(12,426)	(54,651)	(47,542)

LOSS BEFORE INCOME TAXES	(18,197)	(16,996)	(79,889)	(80,245)
Provision for income taxes	-	-	-	-

NET LOSS	$(18,197)	$(16,996)	$(79,889)	$(80,245)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	45,300,000	45,300,000	45,300,000	45,300,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX APPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the nine month period ended September 30, 2019

(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2018	45,300,000	$90,600	$182,397	$(418,613)	$(145,616)
Convertible promissory notes beneficial conversion feature	-	-	13,531	-	13,531
Net loss	-	-	-	(37,609)	(37,609)
Balance - March 31, 2019	45,300,000	$90,600	$195,928	$(456,222)	$(169,694)

Convertible promissory notes beneficial conversion feature	-	-	9,105	-	9,105
Net loss	-	-	-	(24,083)	(24,083)
Balance - June 30, 2019	45,300,000	$90,600	$205,033	$(480,305)	$(184,672)

Convertible promissory notes beneficial conversion feature	-	-	2,000	-	2,000
Net loss	-	-	-	(18,197)	(18,197)
Balance - September 30, 2019	45,300,000	$90,600	$207,033	$(498,502)	$(200,869)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX APPS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the nine month period ended September 30 2018

(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2017	45,300,000	$90,600	$150,260	$(323,869)	$(83,009)
Net loss	-	-	-	(4,626)	(4,626)
Balance - March 31, 2018	45,300,000	$90,600	$150,260	$(328,495)	$(87,635)

Convertible promissory notes beneficial conversion feature	-	-	26,134	-	26,134
Net loss	-	-	-	(58,623)	(58,623)
Balance - June 30, 2018	45,300,000	$90,600	$176,394	$(387,118)	$(120,124)

Convertible promissory notes beneficial conversion feature	-	-	4,522	-	4,522
Net loss	-	-	-	(16,996)	(16,996)
Balance - September 30, 2018	45,300,000	$90,600	$180,916	$(404,114)	$(132,598)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX APPS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(79,889)	$(80,245)
Adjustments to reconcile net (loss) to net cash from operating activities:
Amortization of debt discount	24,636	30,656
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	602	(1,361)
Accrued interest	30,015	16,886
Net cash used in operating activities	(24,636)	(34,064)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory note	24,636	30,656
Net cash provided by financing activities	24,636	30,656

Net decrease in cash and cash equivalents	-	(3,408)
Cash and cash equivalents - beginning of period	-	3,984
Cash and cash equivalents - end of period	$-	$576

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Convertible promissory notes beneficial conversion feature	$24,636	$30,656

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOENIX APPS INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Phoenix Apps, Inc. (“we”, or the “Company”) was incorporated in the State of Nevada on November 18, 2015 and commenced operations on November 30, 2015. The Company develops Android and Apple mobile applications. The Company’s fiscal year end is December 31.

On November 30, 2015, we acquired a portfolio of mobile software applications for smartphones and tablets (“Apps”) pursuant to an Asset Purchase Agreement (the “Agreement”), by and between the Company and third parties.

Under the terms of the Agreement, the parties agreed to sell certain assets, properties and contractual rights to the Company for $60,000 (the “Acquisition”). The $60,000 was paid by a related party, and subsequently, the Company provided 30,000,000 shares of its common stock to the related party for the $60,000 payment, and for a $12,500 payment for legal fees. Further, under the terms of the Agreement, the Company will employ two managers for a minimum term of one year. In addition, the individuals will be entitled to 10% of the Company’s annual profits as defined by the Agreement. The Company allocated the $60,000 purchase price to intangible assets as the assets purchased were without physical substance and were paid by the related party. The intangible asset value was recorded as the full purchase price, and subsequently impaired as at December 31, 2015. In addition, under the terms of the Agreement, the employees were issued a total of 300,000 shares of common stock valued at par, $0.002 per share.

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

On July 1, 2017, the Company entered into an agreement to dispose of their portfolio of revenue generating mobile software applications. Per the terms of the agreement, the Company’s two managers acquired the revenue generating assets from the Company, while forgiving all amounts owed to them as of July 1, 2017 and terminating the employment agreements held with the two managers.

The company is currently researching other mobile application opportunities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 19, 2019.

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

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FASB ASC 820 describes three levels of inputs that may be used to measure fair value:

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

NOTE 3 – GOING CONCERN

As of the nine months ended September 30, 2019, the Company had an accumulated deficit of $498,502. During the nine months ended September 30, 2019, the Company had no revenue and incurred net loss of $79,889. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company disposed of all revenue generating assets and is currently revising their future business operations and strategy. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 4 – CONVERTIBLE PROMISSORY NOTES

	September 30,	December 31,
	2019	2018
Convertible Note - September 2017	$30,768	$30,768
Convertible Note - October 2017	5,977	5,977
Convertible Note - December 2017	6,015	6,015
Convertible Note - June 2018	26,134	26,134
Convertible Note - September 2018	4,522	4,522
Convertible Note - December 2018	1,481	1,481
Convertible Note - March 2019	13,531	-
Convertible Note - June 2019	6,605	-
Convertible Note – September 2019	4,500	-
	99,533	74,897
Less current portion of convertible notes payable	(99,533)	(74,897)
Long-term convertible notes payable	$-	$-

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

On June 30, 2019, the Company issued a convertible promissory note of $6,605 to a non-related party for payment made to vendors for operating expense on behalf of the Company. The convertible promissory note is unsecured, bears interest at 50%, is due on demand, and is convertible at $0.005 per share.

On September 30, 2019, the Company issued a convertible promissory note of $4,500 to a non-related party for payment made to vendors for operating expense on behalf of the Company. The convertible promissory note is unsecured, bears interest at 50%, is due on demand, and is convertible at $0.005 per share.

During the nine months ended September 30, 2019 and 2018, the Company recognized amortization of discount, included in interest expense, of $24,636 and $30,656, respectively.

As of September 30, 2019, and December 31, 2018, the accrued interest related to these convertible notes was $56,728 and $27,546, respectively.

NOTE 5 – NOTE PAYABLE

On January 11, 2017, the Company issued a promissory note for $21,977. The note bears interest at a rate of 5% per annum and the maturity date is December 31, 2019.

As of September 30, 2019, and December 31, 2018, the accrued interest related to this promissory note was $3,028 and 2,195, respectively.

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

As of September 30, 2019, and December 31, 2018, the Company has 45,300,000 shares of common stock issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2019 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

For the three months ended September 30, 2019 compared with three months ended September 30, 2018

The following summary of our results of operations should be read in conjunction with our financial statements for the nine months ended September 30, 2019, which are included herein.

Our operating results for the three months ended September 30, 2019 and the three months ended September 30, 2018 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	September 30, 2019	September 30, 2018	Change
Revenue	$-	$-	$-
Professional fees	(4,500)	(4,522)	22
General and administrative	(453)	(48)	(405)
Interest expense	(13,244)	(12,426)	(818)
Net loss	$(18,197)	$(16,996)	$(1,201)

No revenue was generated for three months ended September 30, 2019 and September 30, 2018, as we disposed of the revenue generating mobile applications on July 1, 2017.

For the three months ended September 30, 2019, we incurred professional fees of $4,500, general and administrative expenses of $453 and interest expense of $13,244, resulting in a net loss of $18,197. For the three months ended September 30, 2018, we incurred professional fees of $4,522, general and administrative expenses of $48 and interest expense of $12,426, resulting in a net loss of $16,996. The increase in net loss was mainly attributed to the increase in general and administrative expenses and interest expense during the three months ended September 30, 2019.

For the nine months ended September 30, 2019 compared with nine months ended September 30, 2018

Our operating results for the three months ended September 30, 2019 and the three months ended September 30, 2018 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended
	September 30, 2019	September 30, 2018	Change
Revenue	$-	$-	$-
Professional fees	(23,877)	(27,956)	4,079
General and administrative	(1,361)	(4,747)	3,386
Interest expense	(54,651)	(47,542)	(7,109)
Net loss	$(79,889)	$(80,245)	$356

No revenue was generated for nine months ended September 30, 2019 and September 30, 2018, as we disposed of the revenue generating mobile applications on July 1, 2017.

For the nine months ended September 30, 2019, we incurred professional fees of $23,877, general and administrative expenses of $1,360 and interest expense of $54,651, resulting in a net loss of $79,889. For the nine months ended September 30, 2018, we incurred professional fees of $27,956, general and administrative expenses of $4,747 and interest expense of $47,542, resulting in a net loss of $80,245. The decrease in net loss was mainly attributed to the decrease in professional fees and general and administrative expenses during the nine months ended September 30, 2019.

Liquidity and Financial Condition

Working Capital

	As at	As at
	September 30, 2019	December 31, 2018	Change
Current Assets	$-	$-	$-
Current Liabilities	$200,869	$145,616	$55,253
Working Capital (Deficit)	$(200,869)	$(145,616)	$(55,253)

We had no current assets as of September 30, 2019 and December 31, 2018.

Our total current liabilities as of September 30, 2019 were $200,869 compared to total current liabilities of $145,616 as of December 31, 2018. The increase was primarily due to the increase in convertible promissory note payable and accrued interest.

Cash Flows

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash Flows used in Operating Activities	$(24,636)	$(34,064)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	24,636	30,656
Net Decrease in Cash During Period	$-	$(3,408)

Operating Activities

Net cash used in operating activities was $24,636 for the nine months ended September 30, 2019 compared with net cash used in operating activities of $34,064 for the nine months ended September 30, 2018.

The net cash used in operating activities for nine months ended September 30, 2019 was attributed to a net loss of $79,889, decreased by amortization of debt discount of $24,636, an increase in accounts payable and accrued liabilities of $602 and an increase in accrued interest of $30,015.

The net cash used in operating activities for nine months ended September 30, 2018 was attributed to a net loss of $80,245, increased by a decrease in accounts payable and accrued liabilities of $1,361, offset by the amortization of debt discount of $30,656 and an increase in accrued interest of $16,886.

Investing Activities

We did not use any funds for investing activities in the nine months ended September 30, 2019 and September 30, 2018.

Financing Activities

Net cash provided by financing activities was $24,636 and $30,656 derived from proceeds from promissory note for the nine months ended September 30, 2019 and September 30, 2018, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the period ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On September 30, 2019, the Company issued a convertible promissory note of $4,500 to a non-related party for payment made to vendors for operating expense on behalf of the Company. The convertible promissory note is unsecured, bears interest at 50%, is due on demand, and is convertible at $0.005 per share.

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

PHOENIX APPS INC.
(Registrant)

Dated: November 12, 2019	/s/ Yi Xing Wang
Yi Xing Wang
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

